Form 10QSB
period 2001-03-31
SECOND STAGE VENTURES INC
filed 2001-06-28
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2001


                        Commission File Number: 00-32903


                           Second Stage Ventures, Inc.
             (Exact name of registrant as specified in its charter)


         Nevada                                              98-0233859
 ------------------------                            ------------------------
 (Place of Incorporation)                            (IRS Employer ID Number)



                           92 Welk Lane, Windward Road
          Providenciales, Turkes & Caicos Islands, British West Indies
              (Address of registrant's principal executive office)

                                 (649) 231-2250
                         (Registrant's telephone number)




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


               Number of Shares of Common Stock, $0.01 Par Value,
                         Outstanding at March 31, 2001:
                                    1,000,000

                           SECOND STAGE VENTURES, INC.
                              For the Quarter Ended
                                 March 31, 2001
                              INDEX TO FORM 10-QSB


                                                                                              Page
                                                                                              ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements: ...................................................................1

        Consolidated Balance Sheet (Unaudited):
         - For March 31, 2001....................................................................1

         Consolidated Statements of Operations (Unaudited):
         - For the Three and Six Months Ended March 31, 2001.....................................2

         Statements of Cash Flow (Unaudited):
          - For the Three and Six Months Ended March 31, 2001....................................3

         Notes to Consolidated Financial Statements (Unaudited) For the Three
           and Six Months Ended March 31, 2001 ..................................................4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations..............................................................7

PART II - OTHER INFORMATION .....................................................................11

ITEM 1.  LEGAL PROCEEDINGS ......................................................................11

ITEM 2.  CHANGES IN SECURITIES ..................................................................11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ........................................................11

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ......................................11

ITEM 5.  OTHER INFORMATION ......................................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................................................11

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)


         ASSETS

Current Assets
     Cash                                                          $     9,345

Software and Web Site Development Costs                                 31,950

Goodwill, net                                                           14,263
                                                                   -----------
                                                                   $    55,558
                                                                   ===========
         LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities
     Accounts payable and accrued expenses                         $    58,584
     Note payable, related party                                       100,000
     Note payable, shareholder                                          50,000
                                                                   -----------
              Total current liabilities                                208,584
                                                                   -----------
Shareholder's Equity (Deficit)
     Common stock                                                       10,000
     Deficit accumulated during the development stage                 (163,026)
                                                                   -----------
                                                                      (153,026)
                                                                   -----------
                                                                   $    55,558
                                                                   ===========



                       See Notes to Financial Statements

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended March 31, 2001 and for the Period from September 1, 2000 (Date of Inception) to March 31, 2001
                                   (Unaudited)




                                                                                                   Cumulative
                                                                                                   During the
                                                           Three-Month        Six-Month         Development Stage
                                                          Period Ended      Period Ended      September 1, 2000 to
                                                         March 31, 2001    March 31, 2001        March 31, 2001
                                                         --------------    --------------        --------------
Revenue                                                  $         80       $        80           $          80

General and administrative expenses
     Professional fees                                         49,367           132,255                 148,755
     Interest and bank charges                                  3,320             7,329                   7,417
     Office expenses                                            1,241             5,050                   5,050
     Amortization                                                 793             1,585                   1,585
     Foreign exchange loss                                         71               299                     299
                                                         --------------    --------------        --------------
                                                               54,792           146,518                 163,106
                                                         --------------    --------------        --------------
              Net loss for period                        $    (54,712)      $  (146,438)          $    (163,026)
                                                         ==============    ==============        ==============
              Basic and diluted loss per common share    $      (0.05)      $     (0.15)          $       (0.16)
                                                         ==============    ==============        ==============
Weighted average number of shares outstanding               1,000,000         1,000,000               1,000,000
                                                         ==============    ==============        ==============


                       See Notes to Financial Statements

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three and Six Months Ended March 31, 2001 and for the Period from September 1, 2000 (Date of Inception) to March 31, 2001
                                   (Unaudited)



                                                                                                   Cumulative
                                                                                                   During the
                                                           Three-Month        Six-Month         Development Stage
                                                          Period Ended      Period Ended      September 1, 2000 to
                                                         March 31, 2001    March 31, 2001        March 31, 2001
                                                         --------------    --------------        --------------
Cash Flows From Operating Activities
     Net loss                                            $   (54,712)      $   (146,438)         $    (163,026)
     Adjustments to reconcile net loss to
        net cash used in operating activities
        Amortization                                             793              1,585                  1,585
        Change in operating assets and liabilities,
           net of effects from purchase of subsidiary
           Accounts payable and accrued expenses              31,890             45,066                 56,566
                                                         --------------    --------------        --------------
              Net cash used in operating activities          (22,029)           (99,787)              (104,875)
                                                         --------------    --------------        --------------
Cash Flows From Investing Activities
     Purchase of subsidiary                                        -               (200)                  (200)
     Cash acquired in purchase of subsidiary                       -             14,420                 14,420
     Advance to subsidiary                                         -                  -                (60,000)
                                                         --------------    --------------        --------------
              Net cash provided by (used in)
                   investing activities                            -             14,220                (45,780)
                                                         --------------    --------------        --------------
Cash Flows From Financing Activities
     Borrowing under note payable, related party                   -                  -                100,000
     Borrowing under note payable, shareholder                25,000             50,000                 50,000
     Issuance of common stock                                      -                  -                 10,000
                                                         --------------    --------------        --------------
              Net cash provided by financing activities       25,000             50,000                160,000
                                                         --------------    --------------        --------------
              Net increase (decrease) in cash                  2,971            (35,567)                 9,345

Cash, beginning of period                                      6,374             44,912                      -
                                                         --------------    --------------        --------------
Cash, end of period                                      $     9,345       $      9,345          $       9,345
                                                         ==============    ==============        ==============
Supplementary cash flow information:
     Cash paid for interest                              $       321       $        830          $         830
                                                         ==============    ==============        ==============
     Cash paid for income tax                            $         -       $          -           $          -
                                                         ==============    ==============        ==============


                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THREE AND SIX MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)



Note 1.  Organization and Description of Business

Second Stage Ventures, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000. The Company is involved in the development of internet-based entertainment websites that feature a trivia game show format. The Company plans to generate revenues by selling advertising and sponsorships on its website and by licensing its game show format to other websites.


Note 2.  Summary of Significant Accounting Policies

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal year ended September 30, 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim period presented.

Principles of Consolidation
---------------------------

The interim period consolidated financial statements contained herein include the accounts of Second Stage Ventures, Inc. and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Software and Web Site Development Costs
---------------------------------------

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," are expensed as incurred. The costs of web site development, during the planning stage, as defined under Emerging Issues Task Force No. 00-2 "Accounting for Web Site Development Costs," are expensed as incurred.

Computer software and web site development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and web site content, payroll, and interest costs, are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the web site is operational.

No amortization of costs was recognized during the period as the software and related web site were not placed in service.

Costs to be incurred when the web site and related software are in the operating stage will be expensed as incurred.


Revenue
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.


Note 3.  Acquisition of a Company

On October 5, 2000, the Company acquired all of the 200 issued and outstanding common shares of EasyTrivia.com, Inc. (a Development Stage Company)
("EasyTrivia") for cash of $200 in a business combination accounted for as a purchase. EasyTrivia was a privately-held development stage company involved in the development of the internet web site described above. The results of EasyTrivia's operations have been included in these financial statements since the date of acquisition. In connection with this acquisition, the Company recorded $15,848 of goodwill. Goodwill is amortized over five years.


Note 4.  Note Payable, Related Party

The note is due to be repaid on September 15, 2001, to the Lindlay Equity Fund, a related party. The Lindlay Equity Fund is a related party because the sole shareholder, president and a director of the Company is an executive officer of the trust company that acts as the trustee of the Lindlay Equity Fund. The note is unsecured and bears interest at 12% per annum.

Note 5.  Note Payable, Shareholder

The note is due on demand. The note is unsecured and non-interest bearing.


Note 6.  Going Concern

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times in the calendar year 2001.
Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on December 31, 2001, shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) at a price of one dollar per share on or before January 15, 2002. In addition, if on December 31, 2001, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 by January 15, 2002, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before January 31, 2002.

The Company's business development will occur primarily in the effort to develop entertainment software and a website and thus the Company anticipates that it will build most of the value of its business in its subsidiary. If the Company fails to meet its obligations under the financing agreement and Brad Rudover exercises his option to reacquire the subsidiary, the Company will lose its only operating subsidiary and it would be unlikely that the Company could continue as a going concern.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. The Company has utilized all of its available funding. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financings.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for disclosures that report the Company's historical results, the statements set forth in this section contain forward-looking statements. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act).

Actual results could differ materially form those projected in forward-looking statements. Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-QSB, and in the section entitled "Risk Factors" in the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission and declared effective May 15, 2001. The Company hereby cautions stockholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.


General Overview
----------------

Second Stage Ventures, Inc. (the "Company," "we," "our" or "us"), is a Nevada corporation in the development stage. We are in the process of developing our business and have no material revenues from our operations. We have one wholly owned subsidiary, EasyTrivia.com., Inc., a Washington corporation which maintains an office in Bellingham, Washington and which is currently developing the EasyTrivia website and the EasyTrivia software in Vancouver, British Columbia, Canada. Sometimes we will refer to EasyTrivia.com., Inc. as "our subsidiary" in this report. Our business strategy is to develop and launch an entertainment website that features a unique trivia game show format and to license our game show technologies to other Internet websites.

We are in the process of developing our website, which is located at http://www.easytrivia.com. We are also in the process of developing technology related to our Internet game show, the EasyTrivia Game Show. Our EasyTrivia Game Show is presently functional; however, we have not yet awarded any cash prizes to contestants and we will be unable to do so until we obtain additional financing or additional sources of revenue.

The following discussion and analysis explains our results of operations for the three and six month fiscal period ended March 31, 2001 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements contained in the Company's previous Securities and Exchange Commission filings.

The unaudited consolidated financial statements for the three and six month fiscal period ended March 31, 2001, have been prepared by management in accordance with United States generally accepted accounting principles.

Results of Operations

Revenues. We generated no revenue from sales during the period from our inception on September 1, 2000 to September 30, 2000, the end of our first fiscal year. During our first fiscal quarter ended December 31, 2000, we generated revenues from advertising on our website in the amount of $80 due to the traffic generated by the preliminary testing of our software. This preliminary testing period ended December 31,

2000, leading us to have minimal user traffic to our website. This led to a decline in advertising revenues and thus we had no revenues from sales during the fiscal quarter ended March 31, 2001. We were formed on September 1, 2000 and consequently have no financial information for the comparable period ended March 31, 2000.

Expenses. We incurred expenses in the aggregate of $54,792 during the fiscal quarter ended March 31, 2001, and expenses in the aggregate of $146,438 during the six month period ended March 31, 2001. These expenses related primarily to ongoing operations of our subsidiary, costs related to consolidating our business development operations in Vancouver, British Columbia, Canada, costs incurred preparing our registration statement on Form SB-2 and general operating costs (interest expense, office expenses, amortization of goodwill and foreign exchange loss).

We incurred professional and consulting fees in the amount of $49,367 during the fiscal quarter ended March 31, 2001, and $132,255 during the six month period ended March 31, 2001. These professional fees included legal, accounting and consulting fees.

Commencing September 15, 2000, Blair Mills, our Secretary, Treasurer and one of our directors, and Zennie Morris, our President and one of our directors, have each received a monthly consulting and management fee of $1,500. Brad Rudover, a director, receives monthly consulting fees of $1,500 for services rendered in connection with our website development. We incurred consulting fees of $4,500 during the fiscal quarter ended March 31, 2001, and $9,000 during the six month period ended March 31, 2001. We intend to enter into an employment agreement with Mr. Rudover in the future if we are able to sell the maximum number of our common shares registered for sale on our registration statement on Form SB-2 declared effective May 15, 2001.

We incurred other expenses during the fiscal quarter ended March 31, 2001, including: interest and bank charges of $3,320, office expenses of $1,241 and a foreign exchange loss of $71.

We estimate that approximately one-half of the expenses we incurred in the six month period ended March 31, 2001, were non-recurring expenses. The greatest portion of these expenses related to the professional fees associated with preparing and filing our registration statement on Form SB-2 with the SEC. We anticipate, however, that our operating and administrative expenses will increase during the last two quarters of our fiscal year ending September 30, 2001 as we expand our operations, increase our advertising, and focus on licensing the EasyTrivia software.

Net loss: We had a net loss of $54,712 for the fiscal quarter ended March 31, 2001, compared to a net loss of $91,726 for the quarter ended December 31, 2000. We were not in business for the equivalent quarter in 2000 and we have no comparable financial information on that account. Our losses are anticipated to increase during the last two quarters of our fiscal year ending September 20, 2001 as our operating and administrative expenses are expected to increase at a rate faster than our revenues from advertising or other services.

Loss per share: We experienced a loss per share of $0.05 for the fiscal quarter ended March 31, 2001, compared to a loss per share of $0.10 for the fiscal quarter ended December 31, 2000.

Plan of Operation

Summary

We are a development stage company and the fiscal quarter ended March 31, 2001 was primarily devoted to strategic planning, business development, and the preparation and filing of our registration statement on Form SB-2.

We believe that our operating expenses will increase as we develop our business and technologies relating to our EasyTrivia Game Show and our website. We are primarily focused on developing our website and our Internet sweepstakes technology. In the last two quarters of the fiscal year ending September 30, 2001, we intend to focus on implementing our strategy to develop revenues from advertising.

We intend to continue to develop our Internet entertainment software and our website during the last two quarters of the fiscal year ending September 30, 2001. We believe that by creating a superior software application and by creating an attractive website we will be able to attract unique visitors to our website and therefore generate advertising revenues. After we present the public with an attractive entertainment Internet portal, we hope to be able to license our entertainment software to third parties in order to generate revenue.

We intend to draw more user traffic to our website once our software is finally developed and thoroughly tested. We believe that we will present our technologies to other Internet companies that may desire to license our EasyTrivia Game Show software. We intend to have our software development and testing completed by September 1, 2001. However, there can be no assurance that our software development will occur as planned and in the event that we encounter unforeseen delays, our operations and our financial condition could be materially adversely affected.

Assuming the sale of all of the shares of our common stock registered under our registration statement on Form SB-2 declared effective May 15, 2001, we believe that we will have sufficient working capital to satisfy our cash requirements for the next twelve months and through the fiscal quarter ending June 30, 2002. We do not expect that we will hire employees in the near term. Instead, we presently intend to utilize paid consultants on a case-by-case basis.

Capital Requirements

We anticipate our operating budget to implement our business plan and to meet our financial obligations during the last two fiscal quarters ending September 30, 2001, and through the first fiscal quarter ending December 31, 2001, will be as follows:

                                                              PERIOD
                                                        Fiscal Quarter Ended
                                ------------------------------------------------------------------
     DESCRIPTION                 June 30,                September 30,                December 31,
                                   2001                       2001                        2001
                                ---------               ---------------              -------------
Accounting and legal             $25,000                    $20,000                     $10,000
 expenses
Consulting fees                   $4,500                     $4,500                      $4,500
Office and                        $2,000                     $2,000                      $2,000
 administration
Website and software              $5,000                     $5,000                      $5,000
 enhancements
Hardware purchase                 $5,000                       $0                          $0
Server hosting and                $1,000                     $1,000                      $1,000
 bandwidth
                                ---------               ---------------              -------------
Totals                           $42,500                    $32,500                     $22,500


Going Concern

We are in the extreme early stages of development and could fail before implementing our business strategy. We are a "start up" venture that will incur net losses for the foreseeable future. Since our inception through December 31, 2000, we incurred net losses of $108,314. Since our inception through the six month period ended March 31, 2001, we have incurred net losses of $163,026. We incurred a net loss for the fiscal quarter ended March 31, 2001 of $54,712. Our net loss for the fiscal quarter ended December 31, 2000, was $91,726. Our net loss declined for the fiscal quarter ended March 31, 2001 compared to the fiscal quarter ended December 31, 2000 on account of the fact that we incurred fewer professional services fees in January, February and March of 2001.

We intend to raise additional capital through the sale of our common stock registered under a registration statement filed with the SEC and declared effective on May 15, 2001. If we are unable to sell the maximum amount of shares registered under that registration statement or are unable to develop our business as planned, our ability to continue as a going concern is unlikely.

Liquidity and Capital Resources

As of March 31, 2001, we had cash or cash equivalents of $9,345 and a working capital deficiency of $199,239. We had accounts payable and accrued expenses in the amount of $58,584 and notes payable of $150,000.

For the fiscal quarter ended March 31, 2001, we had total assets of $55,558, compared to, on a pro forma basis, combined total assets of $106,930 for the fiscal year ended September 30, 2000.

We hope to raise approximately $500,000 during the third and fourth quarters of 2001 in order to allow us to expand operations through the end of 2001 through the sale of our common shares registered on a registration statement on Form SB-2. We intend to use a portion of those proceeds to satisfy current liabilities, including a note payable to Lindlay Equity Fund in the principal amount of $100,000 and a note payable to Zennie Morris, our President and a director, in the principal amount of $50,000.

There can be no assurance that we will successfully complete our offering as planned or that we will be able to obtain alternative sources of funding to meet our on-going capital requirements on acceptable terms, if at all. If we fail to raise additional financing, we will not be able to continue as a going concern.

Product Research and Development

We expect to have our software completed and our website in full operation on or around September 1, 2001. Our website and our software is presently functional, however, it is at a relatively early stage of development. We believe that we will focus much of our efforts in the next twelve months to the development of our software and our website.

Through the fiscal year ending September 30, 2001, we intend to focus our efforts on the development and testing of our software and our website. Thereafter, we may seek out strategic partnerships and technology licensing opportunities.

We believe that our success will be directly related to and will be impacted by the receptivity of other Internet-based businesses to our EasyTrivia Game Show software and our entertainment portal. We hope to convince other businesses to enter into licensing agreements with us for the use of our entertainment software in order to generate revenues. Our success will also be tied to our ability to generate advertising revenues and thus our revenues growth will in large part be dependent upon the amount of viewer traffic our website can generate.

Personnel

For the fiscal quarter ended March 31, 2001, we had no full-time personnel and we operated primarily using paid consultants, including our officers and directors. Please review our registration statement on Form SB-2 for further information as to our officers and directors and their consulting arrangements with us.

We do not currently maintain key man life insurance on any of our directors or executive officers.

Stock Options

From our inception through the fiscal quarter ended March 31, 2001, our Board approved no stock option grants. We have not yet adopted a stock option plan. As of March 31, 2001, we had no stock option grants outstanding.

Our capital stock is more fully described in our registration statement on Form SB-2 which was filed with the SEC and which was declared effective May 15, 2001.

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

Foreign Currency Translation Risk

To date, exposure to foreign currency fluctuations has not had a material effect on our operations. We believe our risk of foreign currency translation is limited, as our operations are based in either Bellingham, Washington or Vancouver, British Columbia with resulting transactions primarily denominated in United States dollars. We do not currently engage in hedging or other activities to control the risk of foreign currency translation, but may do so in the future, if conditions warrant.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None.

ITEM 2.  CHANGES IN SECURITIES

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

  Exhibit
  Number           Description
  ------           -----------
   3.1(1)          Articles of Incorporation

   3.2(1)          Articles of Incorporation, as amended

   3.3(1)          First Amended and Restated Bylaws

   4.1(1)          Form of Subscription Agreement

   5.1(1)          Opinion Letter of Marshall Hill Cassas & de Lipkau

  10.1(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. issued October 24, 2000

  Exhibit
  Number           Description
  ------           -----------
  10.2(1)          Promissory  Note  payable to Lindlay  Equity  Fund issued by
                   Second Stage Ventures, Inc. on September 15, 2000

  10.3(1)          Promissory  Note  payable  to Second  Stage  Ventures,  Inc.
                   issued by EasyTrivia.com., Inc. on September 25, 2000

  10.4(1) Share Purchase Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com., Inc., Brad Rudover and Brent Snejdar

  10.5(1) Financing Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com., Inc., Brad Rudover and Brent Snejdar

  10.6(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brent Snejdar

  10.7(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brad Rudover

  10.8(1) Assignment and Release Agreement dated October 27, 2000 by and between Brad Rudover and Brent Snejdar

  10.9(1)          Website development contract between  EasyTrivia.com.,  Inc.
                   and Niche Enterprises dated July 24, 2000

  10.10(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on January 12, 2001.

  10.11(1)         Modification Agreement dated January 19, 2001 by and between
                   Brad  Rudover,  EasyTrivia.com.,   Inc.,  and  Second  Stage
                   Ventures Inc.

  10.12(1) Modification Agreement dated February 16, 2001 by and between Brad Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

  10.13(1)         Penny Web Inc. Terms and Conditions.

  10.14(1)         Click Agents Corp. Banner Placement Rules.

  10.15(1)         Lindlay Equity Fund Letter of March 7, 2001.
-------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).

     (b)  Reports on Form 8-K.

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SECOND STAGE VENTURES, INC.
---------------------------
(Registrant)


Signature                           Title                             Date
---------                           -----                             ----


/s/ Zennie Morris              President and Director              June 26, 2001
-------------------------      (Principal Executive Officer)
Zennie Morris



/s/ Blair Mills
-------------------------      Treasurer, Secretary and Director   June 26, 2001
Blair Mills                    (Principal Financial Officer
                               and Accounting Officer)