Form 10QSB
period 2001-06-30
SECOND STAGE VENTURES INC
filed 2001-08-14
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  June 30, 2001


                        Commission File Number: 00-32903


                           Second Stage Ventures, Inc.
             (Exact name of registrant as specified in its charter)


                Nevada                                    98-0233859
             -----------                              -----------------
       (Place of Incorporation)                    (IRS Employer ID Number)



                           92 Welk Lane, Windward Road
           Providenciales, Turks & Caicos Islands, British West Indies
              (Address of registrant's principal executive office)

                                 (649) 231-2250
                         (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of Shares of Common Stock, $0.01 Par Value, Outstanding at June 30, 2001:
                                   4,835,000

                           SECOND STAGE VENTURES, INC.
                              For the Quarter Ended
                                  June 30, 2001
                              INDEX TO FORM 10-QSB



PART I - FINANCIAL INFORMATION                                                                       Page

Item 1. Financial Statements:

        Consolidated Balance Sheet (Unaudited):
         - For June 30, 2001..........................................................................1

         Consolidated Statements of Operations (Unaudited):
         - For the Three and Nine Months Ended  June 30, 2001.........................................2

         Statements of Cash Flow (Unaudited):
         - For the Three and Nine Months Ended June 30, 2001..........................................3

Notes to Consolidated Financial Statements (Unaudited) For the Three and Nine Months Ended June 30,
2001

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................................................7


PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.......................................................................12

ITEM 2.      CHANGES IN SECURITIES...................................................................12

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.........................................................12

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER........................................12

ITEM 5.      OTHER INFORMATION.......................................................................12

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................................................12

             SIGNATURES..............................................................................14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


    ASSETS

Current Assets
     Cash                                                       $    301,111

Software and Web Site Development Costs                               31,950

Goodwill, net                                                         13,471
                                                                --------------
                                                                $    346,532
                                                                ==============


    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable and accrued expenses                      $     20,664
     Note payable, related party                                     100,000
     Notes payable, shareholder                                       25,000
                                                                --------------
              Total current liabilities                              145,664
                                                                --------------

Shareholders' Equity (Deficit)
     Common stock                                                    393,500
     Deficit accumulated during the development stage               (192,632)
                                                                --------------
                                                                     200,868
                                                                --------------
                                                                $    346,532
                                                                ==============



                       See Notes to Financial Statements

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three and Nine Months Ended June 30, 2001 and for the Period from September 1, 2000 (Date of Inception) to June 30, 2001
                                   (Unaudited)





                                                                                                     Cumulative
                                                                                                     During the
                                                  Three-Month             Nine-Month              Development Stage
                                                  Period Ended            Period Ended          September 1, 2000 to
                                                  June 30, 2001           June 30, 2001            June 30, 2001
                                                  -------------           -------------         --------------------
Revenue                                           $          -            $        80              $        80
                                                  -------------           -------------         --------------------
General and administrative expenses
  Professional fees                                     23,630                155,885                  172,385
  Interest and bank charges                              3,352                 10,681                   10,769
  Office expenses                                        1,830                  6,880                    6,880
  Amortization                                             792                  2,377                    2,377
  Foreign exchange loss                                      2                    301                      301
                                                  -------------           -------------         --------------------
                                                        29,606                176,124                  192,712
                                                  -------------           -------------         --------------------
      Net loss for period                         $    (29,606)           $  (176,044)            $   (192,632)
                                                  =============           =============         ====================
      Basic and diluted loss per common share     $      (0.03)           $     (0.17)            $      (0.19)
                                                  =============           =============         ====================
Weighted average number of shares outstanding        1,042,143              1,014,048                1,012,657
                                                  =============           =============         ====================



                        See Notes to Financial Statements

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three and Nine Months Ended June 30, 2001 and for the Period from September 1, 2000 (Date of Inception) to June 30, 2001
                                   (Unaudited)



                                                                                                            Cumulative
                                                                                                            During the
                                                        Three-Month             Nine-Month              Development Stage
                                                        Period Ended            Period Ended          September 1, 2000 to
                                                        June 30, 2001           June 30, 2001            June 30, 2001
                                                        -------------           -------------         --------------------

Cash Flows From Operating Activities
  Net loss                                              $   (29,606)            $   (176,044)              $  (192,632)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Amortization                                              792                    2,377                     2,377
    Change in operating assets and liabilities
      net of effects from purchase of subsidiary
      Accounts payable and accrued expenses                 (37,920)                   7,146                    18,646
                                                        -------------           -------------         --------------------
        Net cash used in operating activities               (66,734)                (166,521)                 (171,609)
                                                        -------------           -------------         --------------------
Cash Flows From Investing Activities
  Purchase of subsidiary                                          -                     (200)                     (200)
  Cash acquired in purchase of subsidiary                         -                   14,420                    14,420
  Advance to subsidiary                                           -                        -                   (60,000)
                                                        -------------           -------------         --------------------
        Net cash provided by (used in)
          investing activities                                    -                   14,220                   (45,780)
                                                        -------------           -------------         --------------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party                     -                        -                   100,000
  Borrowing under note payable, shareholder                 (25,000)                  25,000                    25,000
  Issuance of common stock                                  383,500                  383,500                   393,500
                                                        -------------           -------------         --------------------
        Net cash povided by financing activities            358,500                  408,500                   518,500
                                                        -------------           -------------         --------------------
        Net increase in cash                                291,766                  256,199                   301,111
                                                        -------------           -------------         --------------------
Cash, beginning of period                                     9,345                   44,912                         -

Cash, end of period                                     $   301,111             $    301,111              $    301,111
                                                        =============           =============         ====================
Supplementary cash flow information:
  Cash paid for interest                                $         -             $        830              $        830
                                                        =============           =============         ====================
  Cash paid for income tax                              $         -             $          -              $          -
                                                        =============           =============         ====================



                       See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THREE AND NINE MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



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

Principles of Consolidation
---------------------------

The interim period consolidated financial statements contained herein include the accounts of Second Stage Ventures, Inc. (the "Company") and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

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



Note 3.  Acquisition of a Company

On October 5, 2000, the Company acquired all of the 200 issued and outstanding common shares of EasyTrivia.com, Inc. (a Development Stage Company)
("EasyTrivia") for cash of $200 in a business combination accounted for as a purchase. EasyTrivia is a privately-held development stage company involved in the development of the internet web site described above. The results of EasyTrivia's operations have been included in these financial statements since the date of acquisition. In connection with this acquisition, the Company recorded $15,848 of goodwill. Goodwill is amortized over five years.



Note 4.  Note Payable, Related Party

The note is due to be repaid on September 15, 2001, to the Lindlay Equity Fund, a related party. The Lindlay Equity Fund is a related party because a shareholder of the Company is an executive officer of the trust company that acts as the trustee of the Lindlay Equity Fund. The note is unsecured and bears interest at 12% per annum.

Note 5.  Note Payable, Shareholder

The note is due on demand. The note is unsecured and non-interest bearing.



Note 6.  Going Concern

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times in the calendar year 2001.
Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on December 31, 2001, shareholder Brad Rudover ( a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) at a price of one dollar per share on or before January 15, 2002. In addition, if on December 31, 2001, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 by January 15, 2002, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before January 31, 2002.

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

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those described in connection with the forward looking statement and the factors listed on the Company's Form SB-2 filed with the Securities and Exchange Commission, which factors are hereby incorporated by reference in this report.

     In some cases, you can identify forward-looking statements by the Company's use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or
"continue" or the negative or other variations of these words, or other comparable words or phrases.

     Although the Company believes the expectations reflected in our forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. The Company is under no duty to update any of our forward- looking statements after the date of this filing. You should not place undue reliance on forward-looking statements.


General Overview

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

We are in the process of developing our website, which is located at http://www.easytrivia.com and are also in the process of developing technology related to our Internet game show, the EasyTrivia Game Show. Our EasyTrivia Game Show is presently functional; however, we have not yet awarded any cash prizes to contestants and we will be unable to do so until we obtain additional financing or additional sources of revenue.

The following discussion and analysis explains our results of operations for the three and nine month fiscal period ended June 30, 2001 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements contained in the Company's previous Securities and Exchange Commission filings.

The unaudited consolidated financial statements for the three and nine month fiscal period ended June 30, 2001, have been prepared by management in accordance with United States generally accepted accounting principles.

Results of Operations

Revenues. We were formed on September 1, 2000 and consequently have no financial information for the comparable period ended June 30, 2000. We generated no revenue from sales during the fiscal quarter ended June 30, 2001 and $80 in revenue from advertisement during the nine month period ended June 30, 2001. Our efforts were focused on the development of our web site and our software during the quarter ended June 30, 2001. We had no active sales force during the quarter ended June 30, 2001.

Expenses. We incurred expenses in the aggregate of $29,606 during the fiscal quarter ended June 30, 2001, and expenses in the aggregate of $176,124 during the nine month period ended June 30, 2001. These expenses related primarily to ongoing operations of our subsidiary, costs related to consolidating our business development operations in Vancouver, British Columbia, Canada, costs incurred preparing our registration statement on Form SB-2, costs incurred preparing our first filing on Form 10-QSB for the quarter ended March 31, 2001, costs incurred registering our shares for sale in the state of Nevada, and general operating costs (interest expense, office expenses, amortization of goodwill and foreign exchange loss).

During the fiscal quarter ended March 31, 2001, we incurred expenses in the aggregate of $54,792, compared to $29,606 during our fiscal quarter ended June 30, 2001. Our expenses decreased in the fiscal quarter ended June 30, 2001 when compared to the quarter ended March 31, 2001, because we focused primarily on website and software development and because we did not incur legal, accounting and related expenses made necessary by the preparation and filing of our registration statement on Form SB-2.

We incurred professional and consulting fees in the amount of $23,630 during the fiscal quarter ended June 30, 2001, and $155,885 during the nine month period ended June 30, 2001. These professional fees included legal, accounting and consulting fees.

Commencing on September 15, 2000, Blair Mills, our Secretary, Treasurer and one of our directors, and Zennie Morris, our President and one of our directors, have each received a monthly consulting and management fee of $1,500. Brad Rudover, a director, receives a monthly consulting fees of $1,500 for services rendered in connection with our website development. We incurred consulting fees of $4,500 during the fiscal quarter ended June 30, 2001 and $13,500 during the nine month period ended June 30, 2001. These consulting fees were unchanged from those paid in our fiscal quarter ended March 31, 2001 and we anticipate that we will pay similar consulting fees in our fiscal quarter ending September 30, 2001.

We incurred other expenses during the fiscal quarter ended June 30, 2001, including interest and bank charges of $3,352, and office expenses of $1,830.

We anticipate that our operating and administrative expenses will increase during the last quarter of our fiscal year ending September 30, 2001 and our next fiscal quarter ending December 31, 2001, as we expand our operations, increase our advertising, and begin efforts to license the EasyTrivia software.

Net loss. We had a net loss of $29,606 for the fiscal quarter ended June 30, 2001, compared to a net loss of $54,712 for the quarter ended March 31, 2001. We were not in business for the equivalent quarter in 2000 and therefore we do not have comparable financial information. Our losses are anticipated to increase during our next two fiscal quarters because our operating and administrative expenses are expected to increase at a rate faster than our revenues from advertising or other services.

Loss per share. We experienced a loss per share of $0.03 for the fiscal quarter ended June 30, 2001, compared to a loss per share of $0.05 for our fiscal quarter ended March 31, 2001.

Plan of Operation

Summary

We are a development stage company and the fiscal quarter ended June 30, 2001 was primarily devoted to strategic planning, business development, website development, the preparation and filing of amendments to our registration statement on Form SB-2 and preparation and filing of form 10-QSB for the second quarter ended March 31, 2001.

We believe that our operating expenses will increase as we develop our business and technologies relating to our EasyTrivia Game Show and our website. We are primarily focused on developing our website and our Internet sweepstakes technology.

During the last quarter of our fiscal year ending September 30, 2001 and our first quarter ending December 31, 2001, we intend to focus on implementing our strategy to develop revenues from advertising and licensing software. We anticipate that during our fiscal quarter ending December 31, 2001, our web site and entertainment software will be completed and ready to be licensed.

Our focus remains on creating a valuable media property. Our strategy is to drive traffic to our website after we have licensed our software to other entities who operate on the Internet. We hope to begin licensing our software during the fiscal quarter ending December 31, 2001 and through the fiscal quarter ending March 31, 2002. We hope to enter into licensing agreements with other organizations in order to generate cash flow and working capital.

We intend to continue to develop our Internet entertainment software and our website during the last quarter of the fiscal year ending September 30, 2001 and in our first fiscal quarter ending December 31, 2001. We believe that by creating a superior software application and by creating an attractive website we will be able to attract unique visitors to our website and generate advertising revenues.

We intend to present our technologies to other companies that may desire to license our EasyTrivia Game Show on the Internet once our software is fully developed and thoroughly tested. We expect to have our software development and testing completed on or before September 30, 2001. However, there can be no assurance that our software development will occur as planned and in the event that we encounter unforeseen delays, our operations and our financial condition could be materially adversely affected.

Assuming the sale of all of the shares of our common stock registered under our registration statement on Form SB-2, we believe that we will have sufficient working capital to satisfy our cash requirements through June 30, 2002. We do not expect that we will hire employees in the near term. Instead, we presently intend to utilize paid consultants on a case-by-case basis.

Capital Requirements

We anticipate that our operating budget to implement our business plan and to meet our financial obligations during our fiscal quarter ending September 30, 2001, and through the first two fiscal quarters for our next fiscal year, will be as follows:

                                                  PERIOD
--------------------------------------------------------------------------------
                                           Fiscal Quarter Ended
--------------------------------------------------------------------------------
     DESCRIPTION          September 30,          December 31,       March 31,
                               2001                  2001              2002
--------------------------------------------------------------------------------
Accounting and legal         $20,000               $10,000           $10,000
--------------------------------------------------------------------------------
Consulting fees              $13,500               $13,500           $13,500
--------------------------------------------------------------------------------
Office and Expenses           $2,000                $2,000            $2,000
--------------------------------------------------------------------------------
Website and software          $5,000                $5,000            $5,000
--------------------------------------------------------------------------------
Hardware purchase              $500                  $500               $0
--------------------------------------------------------------------------------
Server hosting                 $500                  $500              $500
--------------------------------------------------------------------------------
Totals                       $41,500               $31,500           $31,000
--------------------------------------------------------------------------------


Going Concern

We are in the early stages of development and could fail before implementing our business strategy. We are a "start up" venture that will incur losses for the foreseeable future. Since our inception through the nine month period ended June 30, 2001, we have incurred net losses of $192,632. We incurred a net loss for the fiscal quarter ended June 30, 2001 of $29,606. Our net loss for the fiscal quarter ended March 31, 2001, was $54,712.

We intend to raise additional capital through the sale of our common stock registered under a registration statement on Form SB-2 filed with the SEC. If we are unable to sell the maximum amount of shares registered under that registration statement, our ability to continue as a going concern is unlikely.

Liquidity and Capital Resources

During the fiscal quarter ended June, 30, 2001, we raised $383,500 in capital by selling 3,835,000 common shares at $0.10 per share.

As of June 30, 2001, we had cash or cash equivalents of $301,111 and working capital of $155,447. We had accounts payable and accrued expenses in the amount of $20,664 and notes payable of $125,000.

As reported in our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2001, we had cash or cash equivalents of only $9,345 and a working capital deficiency of $199,239 at March 31, 2001. As of March 31, 2001, we had accounts payable and accrued expenses in the amount of $58,584 and notes payable of $150,000. The quarter-to-quarter improvement in our cash position and the reduction of our working capital deficiency for the quarter ended June 30, 2001, resulted from our sale of 3,835,000 common shares at $0.10 per share registered under our registration statement on Form SB-2.

For the fiscal  quarter  ended June 30,  2001,  we had total assets of $346,532.

We hope to raise an additional $116,500 during our fourth quarter ending September 30, 2001 through the sale of an additonal 1,116,500 shares of our common stock registered on our registration statement on Form SB-2. These proceeds will be used for general working capital purposes.

Product Research and Development

We expect to have our software completed and our website in full operation on or about September 30, 2001. Our website and our entertainment game is presently functional, however, it is at a relatively early stage of development. We intend to focus our research efforts in the next twelve months on completing development of our software and our website and improvements to our technologies.

Through the fiscal year ending September 30, 2001, we intend to focus our efforts on completing the development and testing of our software and our website for a commercial launch in 2001. We may seek out strategic partnerships and technology licensing opportunities to compliment our technology and web offer.

We believe that the our success will be directly related to and will be impacted by the receptivity of other Internet-based businesses to our EasyTrivia Game Show software and our entertainment portal. We intend to enter into licensing agreements with third parties that will allow them to use of our entertainment software in order to generate revenues. Our success will also be tied to our ability to generate advertising revenues and our revenue will be dependent upon the amount of viewer traffic our website can generate.

Personnel

For the fiscal quarter ended June 30, 2001, we had no full-time personnel and we operated primarily through the use of paid consultants, including our officers and directors. Our directors currently perform consulting services for the company and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future. Please review our registration statement on Form SB-2 for further information as to our officers and directors and their consulting arrangements with us.

We do not currently maintain key man life insurance on any of our directors or executive officers.

Stock Options

From our inception through the fiscal quarter ended June 30, 2001, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of June 30, 2001, we had no stock option grants outstanding.

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

         Exhibit Index


            Exhibit  Description
            Number

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

          10.12(1) Modification Agreement dated February 16, 2001 by and between Brad Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

          10.13(1)   Penny Web Inc. Terms and Conditions.

          10.14(1)   Click Agents Corp. Banner Placement Rules.

          10.15(1)   Lindlay Equity Fund Letter of March 7, 2001.

           16.1(1)   Letter on Change of Certifying Accountant

           21.1(1)   Subsidiaries of the Registrant.

           23.1(1)   Consent of Peterson Sullivan P.L.L.C.

           24.1(1)   Power of Attorney.


     (1)Previously  filed  as  an  exhibit  to  the  registrant's   registration
     statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).

     (b)  Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SECOND STAGE VENTURES, INC.
---------------------------
(Registrant)


         Signature              Title                           Date

  /s/  Zennie Morris    President and Director              August 8, 2001
 -------------------   (Principal Executive Officer)
      Zennie Morris



  /s/  Blair Mills      Treasurer, Secretary and Director   August 8, 2001
--------------------   (Principal Financial Officer and
       Blair Mills      Accounting Officer)