Form 10KSB
period 2001-09-30
SECOND STAGE VENTURES INC
filed 2001-12-28
CIK 1127470

FORM 10-KSB
                            ------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission File Number: 00-32903

                           Second Stage Ventures, Inc.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)



          Nevada                                        98-0233859
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


      92 Welk Lane, Windward Road
Providenciales, Turks & Caicos Islands,
         British West Indies                              Not applicable
----------------------------------------          ------------------------------
(Address of principal executive offices)                   (Zip Code)


                     Issuer's telephone number: 649-231-2250

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None

         Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, 0.01 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [X]                            No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:             $  80

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of August 13, 2001, being a price of $0.10 per share in an offering to the public registered on Form SB-2: $500,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares of Common Stock as of December 19, 2001.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

    ITEM 1. DESCRIPTION OF BUSINESS............................................1

    ITEM 2. DESCRIPTION OF PROPERTY...........................................23

    ITEM 3. LEGAL PROCEEDINGS.................................................23

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS...................23


PART II.......................................................................23

    ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..........23

    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................25

    ITEM 7. FINANCIAL STATEMENTS..............................................32

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................32


PART III......................................................................33

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...............33

    ITEM 10. EXECUTIVE COMPENSATION...........................................35

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...36

    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................37

    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................38

SIGNATURES....................................................................40

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements that report the Company's historical results and disclosures of historical fact, certain information contained herein constitutes "forward-looking statements." Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "anticipate", "estimate", "intend", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include among other things, the Company's history of losses, lack of revenues and stage in the development of its business, the Company's lack of working capital and uncertainties related to its ability to continue as a going concern. Please see generally "Part I. Item
I. -- Risk Factors" below.

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in this Form 10-KSB for the fiscal year ended September 30, 2001, including specifically those sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company hereby cautions shareholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

PART I

Item 1.  Description of Business.

(a) Business Development

History of the Registrant

Second Stage Ventures, Inc. (the "Company," "we," "our" or "us"), is a Nevada corporation in the development stage. Second Stage Ventures, Inc. was organized and incorporated under the laws of the State of Nevada on September 1, 2000. Our principal executive office is located at 92 Welk Lane, Windward Road, Providenciales, Turks & Caicos Islands, British West Indies.

We are in the process of developing our business and have no material revenues from our operations. We have one wholly owned subsidiary, EasyTrivia.com., Inc., a Washington corporation which maintains an office in Bellingham, Washington and which is currently developing the EasyTrivia website and the EasyTrivia software in British Columbia, Canada. Sometimes we will refer to EasyTrivia.com., Inc. as "our subsidiary" in this report on Form 10-KSB.

Our subsidiary's URL is http://www.easytrivia.com. Information contained on our website does not constitute part of this annual report. Our subsidiary was incorporated under the laws of the State of Washington on July 11, 2000.

We filed a registration statement on Form SB-2 with the Securities and Exchange Commission that was declared effective on May 15, 2001. We raised gross proceeds of $500,000 in our initial public offering, which was on August 13, 2001. 5,000,000 shares of our common stock sold in the offering were authorized to be issued during the fiscal year ended September 30, 2001 and share certificates representing these shares were prepared and issued to shareholders on October 22, 2001.

We had 41 shareholders of record as of December 19, 2001.

Our business strategy is primarily focused on the promotion and licensing of our subsidiary's software to other companies and website operators that may be interested in adding entertainment software and trivia capability to their website operations. We anticipate that our primary form of revenue will be generated through license agreements of the EasyTrivia Game Show software. We anticipate that a secondary source of revenues will be advertising revenues that we generate as a consequence of visitor traffic to our website. If we are able to negotiate and execute license agreements that provide us with material revenues, we will focus our strategy on directing users to our website at http://www.easytrivia.com in order to generate advertising revenues.

During the fiscal year ended September 30, 2001 and through to the present date of this annual report, we have focused our resources on developing our subsidiary's entertainment software as a "market ready" application. This effort involves extensive testing, code review and analytical meetings with our developers to insure that a high quality application was and is being developed by our independent contractors. The first group that we engaged for this purpose, Niche Enterprises, assisted our efforts by creating an operational software prototype. We launched this prototype for testing briefly on the Internet during our third fiscal quarter in 2001, but removed the prototype from our website for further development at the end of our fourth fiscal quarter ended September 30, 2001. As of the filing date of this annual report, we have not yet fully launched a complete entertainment software product on the Internet.

During the fiscal quarter ended September 30, 2001, we terminated our engagement with Niche Enterprises and we engaged Sage Internet Solutions Ltd. of Victoria, British Columbia, Canada to finalize development of our software. We entered into a Memorandum of Engagement with Sage Internet Solutions Ltd., on July 2, 2001. Under this agreement, Sage Internet Solutions provides us software development services on an hourly fee basis.

We experienced certain delays that delayed the anticipated September 30, 2001 launch of our software. As of the filing date of this annual report, Sage Internet Solutions has finished development of our software product and is conducting internal tests on the software, which we now anticipate will be completed on December 31, 2001. Thereafter, we will seek licensing arrangements for our software product.

Currently we do not have any employees as management has determined that we do not have sufficient working capital for both operating expenses and employee salaries. Instead we use independent contractors, such as Sage Internet
Solutions to develop our software and Brad W. Rudover to manage the daily business of our operations subsidiary. We anticipate we will develop by licensing our software, which we anticipate will occur in the second and third fiscal quarters of 2002. We intend to hire full-time employees to operate the business, including Mr. Rudover as the C.E.O of our subsidiary, once sufficient revenues from our operations are available.

We anticipate that our EasyTrivia software will be attractive to entertainment websites interested in adding new forms of entertainment to their sites and potential new revenue streams. Although we have not entered into any license agreements as of the date of this report, we are attempting to market our software to website-based businesses that we believe would be a good fit for the EasyTrivia software.

There are currently several Internet-based providers of trivia games. Known competitors include websites such as http://www.uproar.com and http://www.buzztime.com. We believe that we will distinguish ourselves from our competitors because the EasyTrivia Game Show software has the potential to be much more than a trivia engine, by becoming an interactive, constantly changing and challenging software game product.

However, we cannot assure you that our EasyTrivia game will be licensed or that consumers will favor our game over those of our competitors. Our failure to successfully commercialize our EasyTrivia game will have a material adverse affect on our business and our ability to continue as a going concern. See "Part
1. Item I. -- Risk Factors."


(b) Business of Issuer

General Overview

We are a Nevada corporation in the development stage, having been organized on September 1, 2000. Our primary business strategy is to develop a high quality, portable software application that we intend to license to other businesses. We also intend to develop a compelling Internet entertainment website that draws unique users for the purposes of developing advertising revenues. We are developing our EasyTrivia Game Show through our subsidiary.

We plan to operate an entertainment website on the Internet specializing in trivia entertainment through our subsidiary's URL at http://www.easytrivia.com. While one of our business focuses remains on our efforts to create a valuable media property on the Internet, we will focus on advertising revenues only after we have licensed our software to other businesses. We believe that we can begin to license our software during the first half of 2002. We intend to enter into licensing agreements with other organizations in order to generate cash flow and working capital.

Sage Internet Solutions is in the process of developing a customized trivia software application for us. We are actively website operators who
may be interested in licensing our software. Sage Internet Solutions has assisted us in developing our website to the point where it can offer demonstrations to visitors. We intend to encourage potential licensees to visit our website during the fiscal quarter commencing January 1, 2002 so that they see what the software product currently looks like, understand how it operates, and determine whether they will license our software.

Our website contains basic contact information about our company and is still largely in the development stage. Information on our website does not constitute part of this annual report.

We caution our shareholders, our prospective shareholders and others that there can be no assurance that our software development will occur as planned and in the event that we encounter unforeseen delays, our operations and our financial condition could be materially adversely affected.

We have never undertaken or been subject to a voluntary or involuntary bankruptcy, receivership, or any similar proceeding.

Our principal phone number is 649-231-2250 at our office in the British West Indies.

Our EasyTrivia Game Show Concept.

Our EasyTrivia Game Show concept was conceived and is currently being designed based on the popularity of television game shows. We believe that by offering a web-based game featuring an interactive format, we will attract visitors and players, who cannot otherwise participate on television game shows. Our EasyTrivia Game Show provides users the opportunity to prove in an online format that they can be a winner on a game show instead of watching a television game show and saying to themselves, "I can answer that question, I should be on that show!"

Our strategy is to combine the popularity of the Internet, interactive technology, and the thrill of winning into a game that we anticipate will be fun, entertaining and popular.

Although we have developed software that allows our EasyTrivia Game Show to operate over the Internet, we are without sufficient funds to pay cash prizes and no EasyTrivia Game Show user has yet been paid a cash prize. We presently intend to be able to offer cash prizes in the future if and when we are able to generate revenue from licensing our software.

During the last full fiscal quarter of the fiscal year ending September 30, 2001, we determined that our success will depend upon our ability to make a quality product that can be licensed to a large volume of Internet-based companies. By focusing our business development efforts on the negotiation and execution of long-term contracts with low up-front costs we believe that we will attract more small to medium-sized companies that would not have otherwise been interested in licensing our product at a higher price.

We anticipate that our software will retain users responses, which may then be logged to individual user profiles to allow us to customize advertising campaigns. Such advertising might thereafter be directed to individual users based on demographic considerations. We anticipate that this feature will be attractive to our licensees as they will be able to generate "directed" or "targeted" advertising.

Industry Background

Growth of Internet Usage

The Internet has become an increasingly significant medium for communication, information and commerce.

According to an online news article posted at http://cyberatlas.internet.com on September 6, 2001, "Of the total U.S. population, about one in three adults used e-mail from home in 2000, and nearly one-quarter used the Internet to search for information on topics such as business, health or government services. Nearly 20 percent used the Internet to check on news, weather or sports. One in eight adults performed job-related tasks using a home Internet connection. E-mail is the most common Internet application at home, used not only by 88 percent of adults, but also by 73 percent of children who are online."

We believe that this increasing  Internet usage by millions of people throughout
North  America  presents   significant   opportunities   for  online  retailers,
entertainment websites, and software developers.

The Entertainment and Sweepstakes Market.

Winning a prize for simply playing a game is what attracts most people to sweepstakes websites. This simple aspect of human psychology is what the EasyTrivia software intends to exploit in order to attract users to our website and to the websites of our licensees. In the United States, sweepstakes have been around since the beginning of local government sponsored lotteries in the 1920's. Although the chances of winning the lotto are extremely small, people continue to participate because of the theory, "if you don't play you can't win." There are several sites on the Internet at present that offer similar entertainment as Bingo.com. Known competitors include websites such as pogo.com, iwin.com and freelotto.com. Our management believes that these websites are currently generating revenues. We believe that they are doing so by exposing their user base to demographic-specific advertisers. We believe that the EasyTrivia software has been designed in a similar vein and we believe that it will open up more "targeted" advertising opportunities to our licensees.

Our primary current customer prospects include small to medium-sized business that operate websites and who have already developed a base of advertisers that pay revenues. We intend to negotiate and enter into long-term licensing agreements with these types of businesses.

Business Strategy

The current business strategy that we are focused on is licensing the EasyTrivia Game Show software to small to medium-sized entertainment website businesses. A secondary consideration is the development of revenues through advertising attributable to the user base that we anticipate will develop at our subsidiary's website. We believe that we will develop a unique user base at our website because individuals will be drawn to our self-hosted trivia game.

We believe that a dependence on advertising revenues is no longer feasible in light of the weakened international economic climate in the wake of the softening economy and the terrorist attacks in the United States on September 11, 2001 and its associated impact on the capital markets and Internet-based businesses.

We intend to begin licensing our software in the fiscal quarter ending March 30, 2002. We currently have not entered into any software licenses for our software product. We are still in the process of developing the technology related to our EasyTrivia Game Show and we cannot assure you that we will ever earn royalties or develop revenue from technology licensing.

Competition

We define our competition as those entertainment-based businesses operating primarily on or through the Internet and we believe that we currently have a variety of competitors operating on the Internet. We believe that our primary competition on the Internet presently includes the trivia engines provided by Uproar.com and Buzztime.com.

There are several sites on the Internet at present that offer similar entertainment, such websites include (but are not limited to) bingo.com, pogo.com, iwin.com and freelotto.com. We believe that these companies operate large websites that attract thousands of user daily and we believe that they generate revenues from operations.

Although these websites are considered our competitors for user traffic, we believe that our software is different from what our competitors presently offer their customers. Again, we believe that we have contracted for the design of the EasyTrivia Game Show software so that it will be not only a trivia engine, but also has the capability to store and exploit demographic information from users.

Currently, Uproar.com licenses their trivia engine to other websites for free. Buzztime.com has decided to partner with large sites such as NHL.com to offer their game on these sites and they do not license their game for free. We presently do not plan to license our game software for free.

Our competitors now have, and may continue to have, better access to capital, financial means, prospective clients, customers and users than do we.

Capital Requirements

Capital requirements of an entertainment technology start-up company are continuous, especially in the early years and last until such a company can establish a viable revenue stream. We are a development stage company and we are undercapitalized.

We were initially funded by debt financing in the form of three demand promissory notes in an aggregate amount of $150,000. All accrued interest and principal of each of these three notes were repaid in the fourth fiscal quarter of our fiscal year ended September 30, 2001.

We registered 5,000,000 of our common shares for sale on a registration statement on Form SB-2 which we filed with the Securities and Exchange Commission and which was declared effective on May 15, 2001. We offered and sold all of these shares at a per share price of $0.10 for gross proceeds of $500,000 in a direct public offering which we closed on August 13, 2001. We issued the share certificates to our shareholders purchasing common stock in our initial public offering on October 22, 2001.

We have not entered into any arrangements or agreements to obtain additional financing. We believe that we have sufficient working capital such that we will not need to seek additional capital financing until sometime after September 30, 2002. See "Management's Discussion and Analysis of Financial Conditions and Results of

Operations." There can be no assurance that this estimate is correct or that any necessary financing will be available to the Company on terms acceptable to us, if at all. If we are unsuccessful in obtaining the financing required to implement our business plan, we may go out of business.

Employees and Consultants

Although we did not have any full-time or part-time employees through the fiscal year ended September 30, 2001, Mr. Brad W. Rudover, one of our directors, has entered into a written consulting agreement with us and he currently spends between twenty-five and thirty hours per week at work for our subsidiary in his home office in Vancouver, British Columbia and in our subsidiary's office in Bellingham, Washington.

In addition to our arrangement with Mr. Rudover, we have agreed to pay Mr. Blair Mills and Ms. Zennie Morris $1,500 per month each for consulting services. Our agreement with Mr. Mills and Ms. Morris has not been reduced to writing. Mr. Rudover is primarily working on the development of our website while Ms. Morris and Mr. Mills manage our business and are in charge of our company. We may, from time to time, employ independent consultants or contractors for research and development, marketing, sales, and support and administrative services.

We are currently exclusively managed by Ms. Zennie Morris, our President and a director, and by Mr. Blair Mills, a director, our Secretary and our Treasurer. See "Executive Compensation."

Our management currently intends to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees until the EasyTrivia Game Show and website is fully developed and ready to be marketed. Through the fiscal year beginning October 1, 2001, we intend to hire sales and technical support personnel once our website is functional and once our entertainment game is ready to be marketed.

A portion of any employee compensation likely would include the right to acquire stock in our company, which would dilute the ownership interest of holders of existing shares of its common stock. We currently do not have an employee stock option plan. However, we may adopt an employee stock option plan in the future. It is possible that we will grant options to employees and officers, such as Mr. Mills and Mr. Rudover, as a form of incentive compensation. The exercise by employees or others of stock options would have a dilutive effect on existing shareholders.

Consulting Agreements

Under the Consulting Agreement dated October 5, 2000, between our subsidiary, our company and Mr. Rudover, we engaged Mr. Rudover to provide management and development services to our subsidiary. We agreed to pay Mr. Rudover $1,500 per month plus any out of pocket expenses actually and properly incurred in providing services to our subsidiary.

In addition to our arrangement with Mr. Rudover, we have agreed to pay Mr. Blair Mills and Ms. Zennie Morris $1,500 per month each for consulting services. This agreement has not been reduced to writing but was approved by our Board of Directors in their meeting of September 15, 2000.

Government Regulation and Other Legal Regulation

     Regulation of Sweepstakes

Our EasyTrivia Game Show may constitute a sweepstake. The sweepstakes industry is subject to extensive regulation on the local, state and national levels, regardless of whether the promotions take place over the Internet, through the mail or otherwise. Thus, many, if not all, of the same regulations that apply to traditional sweepstakes promotions apply to each of our online sweepstakes promotions. Regulations governing the conduct of sweepstakes promotions vary from state to state and from country to country. Although the state and national sweepstakes laws and regulations generally are similar in nature, they and their application vary. We intend to use various methods to achieve compliance with these laws. We intend to first complete a review of applicable law to structure our EasyTrivia game to comply with applicable law and to obtain licenses and applicable regulatory approval related to our game and website. We do not intend to undertake this review until we obtain sufficient revenues from operations to complete this review. We estimate that the cost of this initial review will be approximately $5,000. We intend to approach a law firm to undertake this review on a national basis for the United States. As of the filing date of this annual report on Form 10-KSB, we are aware of a variety of these laws through our own independent research, but we have not engaged legal counsel to audit the level of our compliance with all applicable laws.

We seek to protect ourselves by placing restrictions on who may play our EasyTrivia Game Show. We intend to prohibit minors from playing our EasyTrivia Game Show and to comply with local laws, regulations or administrative rulings applicable to our game. However, because it is sometimes difficult to verify entries over the Internet, it is possible that minors or residents of restricted jurisdictions may play our game.

Deceptive practices in direct mail sweepstakes promotions have recently been the subject of hearings in the United States Senate and certain states. While these hearings did not focus on online game shows, it is unclear whether any new laws or regulations will result from these hearings and whether or not these laws or regulations will affect online sweepstakes. Similar attention is expected from state legislatures and regulators.

     Regulation Concerning Privacy

Like the Communications Decency Act before it, Congress has passed the Children's Online Privacy Protection Act to protect minors from certain web-based content. Additionally, the Federal Trade Commission has issued a Notice of Proposed Rulemaking regarding the adoption of regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to, among other things:

     o give adequate notice to consumers regarding information collection and disclosure practices;

     o provide consumers with the ability to have personal identifying information deleted from a company's database;

     o provide consumers with access to their personal information and with the ability to rectify inaccurate information; and

     o obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

These regulations may also include enforcement and redress provisions. While we intend to have a formal privacy policy posted on our website which will be designed to enhance the protection of the privacy of our users, there can be no assurance that these programs or policies, even if adopted, will conform to any regulations adopted by the FTC.

Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide effective promotions. Any of these developments would have a material adverse effect on our business, results of operations and financial condition.

It is also possible that "cookies" (information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge) may become subject to laws limiting or prohibiting their use. Presently, cookies are generally used to track demographic information and to target advertising towards users in specific demographic groups. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of our use of cookies could limit the effectiveness of our promotions, which could have a material adverse effect on our business, results of operations and financial condition.

The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, EU citizens are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standard in the United States. In particular, companies with offices located in EU countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as our company that engage in data collection from users in EU member countries.

We are taking steps to prepare for the institution of any safeguards to privacy and procedures that could limit access, storage, use and transport of individual data elements. These steps include:

     o carefully identifying the source, timing and classification of each data element collected;

     o segregating data elements with matching identifiers in our data warehouse to allow for separate processes, regulations and treatments by type of data; and

     o making the maintenance of members' elections with respect to the receipt of information a priority in the handling and conveyance of information from and to members.

     Regulation of the Internet

We are currently subject to federal and state laws and regulations that are applicable to specific activities on the Internet. Although there are currently few laws or regulations directly governing access to or commerce on the Internet, due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, the government has been requested to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance telephone carriers. This regulation may place our activities under increased regulation, increase our cost of doing business, decrease the growth in Internet use or otherwise have a material adverse effect on our business.

Compliance with Environmental Laws

We do not currently believe that our development activities, or our operations once we begin to license our software and offer our EasyTrivia Game Show over the Internet, will subject us to significant international, Canadian, provincial, U.S. domestic, state or local environmental laws.

Intellectual Property

We have not registered any trademarks in the United States or elsewhere. We may in the future submit an application to register the name "EasyTivia.com" as our trademark during the calendar year beginning on January 1, 2002.

In the future, we may attempt to obtain a patent for the software that we develop. We have not engaged a patent lawyer in the United States or elsewhere and we have not yet determined if any of our software or related technology is patentable.

Although we cannot assure you that we will be immune to challenges relating to our technology, we currently have no information to suggest that our game software or related technology would infringe patents held by other parties.

Risk Factors

Our business is subject to a number of risks that are generally associated with start-up companies in the development stage of their business and companies engaged in business through the Internet. These risks could cause our actual results to differ materially from the results we project and any forward-looking statement we make in this report on Form 10-KSB. Below is a description of some of the risks that we anticipate will be associated with our business and with an investment in our company. We also encourage our shareholders to familiarize themselves with that portion of our registration statement on Form SB-2 entitled "Risk Factors."

Risks Related To Our Business and Operations

We are an under-funded start-up business and we have no significant history of operations.

We were only recently formed and we do not have any material revenues from operations. As of September 30, 2001, we had cash or cash equivalents on hand of $213,266 and working capital of $174, 624. We had accounts payable and accrued expenses in the amount of $41,392 and notes payable of $0. As of December 1, 2001, we had approximately $151,634 on hand as working capital. We were initially funded by the sale of common shares in our registered offering and through three demand promissory notes in an aggregate face amount of $150,000. Our auditors have expressed doubt regarding our ability to continue as a going concern. We are a development stage company and we are undercapitalized.

We will only be able to attract users to our website if we have sufficient revenues to offer cash prizes.

While we anticipate that we will be able to develop our business plan with our current cash reserves, we anticipate that we will only be able to offer cash prizes to users of the EasyTrivia Game Show if and when we receive significant revenues from operations. We believe, at least in part, that licensees and advertisers will only pay us revenues in proportion to the number of unique users that our website and software-based game attract both for our own website, and for the websites of our licensees. That is, we currently believe that we will only be able to generate revenues based on the numbers of new users that visit our website and the websites of our licensees, if and when we develop contractual arrangements with such licensees in a manner that provides us royalties.

We believe that we will be able to attract a variety of users to our website and our licensees websites and thereby present an attractive "target" or captive audience to advertisers, both for our website and the websites of our licensees. There can be no assurance, however, that we will develop such an audience or that we will develop relationships with licensees sufficient to obtain royalties for our company. Even if we do develop contractual arrangements with licensees or advertisers, there can be no assurance that such parties will pay us fees (both in respect of advertising or in respect of royalties).

If we are unable to establish a revenue stream or secure other alternative sources of financing, our ability to continue as a going concern is doubtful. As the costs associated with Internet marketing continue to increase, it will be difficult for us to predict our budget requirements. We will only be able to market ourselves on the Internet if we are able to establish revenues.

There can be no assurance that we will successfully raise the financing required to fund our operation or continue as a going concern. If we are unable to raise sufficient financing to fund our business strategy, you may lose your entire investment in our company.

There can be no assurance that a business model such as ours which is dependent on revenue streams from licensing agreements and on revenues from advertising will prove to be viable or that our budget will be sustainable on that account.

There can be no assurance that Internet-based businesses such as ours will be able to generate significant revenues from licensing agreements or from advertising. Our investors face a significant risk that we may be unable to obtain material revenues and that we will thereby be unable to execute our business plan. Additionally, as the Internet advertising business is a relatively new industry, we are uncertain of all of the potential costs that our business may incur, and such costs may exceed our current budget. We believe that our business plan will require us to build brand recognition and develop methods to direct traffic to our site as a means of enabling us to sell advertising or licensing rights. This may require expensive media advertising and promotional techniques and there can be no assurance that we will have sufficient revenues from advertising to support these endeavors.

Our revenue model may prove to be unfeasible.

The advertising industry on the Internet is new with unproven returns and many unknown factors, which may adversely impact our business. Several companies with similar business concepts of earning revenues from internet advertising and through technology licensing have proved to be commercially unsuccessful. Several of these companies have changed their business strategies, closed their websites and/or liquidated their business. Our revenue model may prove unfeasible. If our revenue model proves unsuccessful or we fail to adapt to the changes that have impacted Internet-based businesses (such as lower prices for banner ads), we may be unable to generate sufficient revenues to be commercially successful. We may be unable to diversify revenue streams in any meaningful fashion and may never be profitable.

We may be unable to survive as a going concern if we are unable to secure licensing agreements that provide us with royalties on a timely basis.

We currently believe that we can carefully manage our working capital in a manner that will fund our operational requirements through the fiscal year ending September 30, 2002. We are currently pleased with our ability to keep pace with our internal budgeting goals, and we believe that development in Canada is relatively cheap given the exchange ratio between the Canadian dollar and the U.S. dollar. There can be no assurance that such an exchange ratio will continue to work in our favor, or that our development in Canada will continue to be successful. Similarly, there can be no assurance that Sage Internet Solutions will be able to finalize the development and testing of our software in a timely and complete manner. Any such failure can and will negatively impact our business and our results of operations.

We understand that negotiating and executing on any particular licensing agreement with a prospective customer can be a timely and expensive process. In addition to costs that we will face from marketing our game to prospective licensees, it may be necessary to engage an intellectual property lawyer (licensed both in the United States and throughout the world) to assist us in negotiating and finalizing any particular licensing agreement. We also acknowledge that negotiations with prospective customers can be a time-consuming process and that we must obtain a path to profitability as quickly as possible. We cannot assure you that we will be successful in our endeavors to bring licensing arrangements to fruition, and we may not be profitable for many years, if at all. We may not have sufficient working capital to survive protracted licensing negotiations with prospective clients. Any such failure can and will negatively impact our business and our results of operations.

We have incurred losses since our inception on September 1, 2000 and we expect losses to continue for the foreseeable future.

We are in the extreme early stages of development and could fail before implementing our business strategy. We are a "start-up" venture that will incur net losses for the foreseeable future. Since our inception through the fiscal year ended September 30, 2001, we have incurred net losses of $250,729. Our net loss for the fiscal three month period ending September 30, 2001 was $58,097 and our net loss for the fiscal twelve month period ending September 30, 2001 was $234,141. We will incur additional expenses and losses before becoming profitable, if we ever become profitable. We and our subsidiary were recently formed, and we have not earned any material amount of revenues from our operations. We have no meaningful historical financial data upon which to base our planned operating expenses or losses. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. In order to become profitable, we must:

     -    execute on our business model;
     -    create brand recognition;
     -    complete the development of our EasyTrivia Game Show;
     -    create a customer base cost-effectively;
     - negotiate and execute licensing agreements that provide us with cash revenues;
     - access additional capital when required; and - attract and retain key personnel.

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties. If we fail to successfully meet these challenges, we will likely never become profitable.

We may be forced to sell all or a portion of our subsidiary to Brad W. Rudover, one of our directors, in July of 2002, which would deprive us of our core business.

We acquired our sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires us to make cash advances to our subsidiary at certain times in the calendar year 2001. We have modified this financing agreement at various times to extend the dates set forth in the original agreement. We last modified the definitive financing agreement on September 30, 2001. Under the terms of these agreements, as amended, if our subsidiary has cumulative cash revenues of $390,000 on June 30, 2002, Brad W. Rudover may exercise an option to acquire 98 shares of our subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) at a price of one dollar per share on or before July 15, 2002.

In addition, if on June 30, 2002, our subsidiary has cumulative cash revenues of $390,000 and we fail to make an advance of $100,000 by July 15, 2002, Mr. Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of our subsidiary for approximately $200 on or before August 2, 2002.

We do not expect that Mr. Rudover will be able to exercise these options at the present time as we do not expect that our subsidiary will have the contractually-required level of cash reserves on hand on the relevant dates. However, we cannot assure you that this will be the case and it is possible, however remote, that Mr. Rudover could exercise his options.

Our business development will occur primarily in the subsidiary in our effort to develop entertainment software and our website. For the foreseeable future, we anticipate that we will build most of the value of our business in our subsidiary. If we fail to meet our obligations under the financing agreement and Mr. Rudover exercises his option to reacquire our subsidiary from us, we will lose our only operating subsidiary and it would be unlikely that we could continue as a going concern.

Our anticipated budget to fund our plan of operations for the next twelve months may prove to be inaccurate.

We currently anticipate that we will incur the following expenses over the next twelve month period for the fiscal year ending September 30, 2002: $50,000 for accounting and legal fees, $60,000 for consulting fees, $4,000 for marketing and advertising expenses, $11,050 for website development and $8,000 for office expenses, rent and telephone expenses. These expenses total $133,050 for the twelve month period ending September 30, 2002. We cannot assure you that these budgeted expenses are reasonable or accurate in light of the unknown risks and delays that are likely to face our company. Any deviation from our budget for our plan of operations is likely to have a material adverse effect on our current plans and anticipated results of operations.

Sweepstakes regulations may limit our ability to conduct sweepstakes or limit the ability of users to participate in our game show that could have a material adverse effect on our business.

The sweepstakes industry is subject to extensive regulation on the local, state and national levels, regardless of whether promotions are conducted online or offline. We intend to complete a review of applicable law to structure our EasyTrivia game to comply with applicable law and to obtain licenses and applicable regulatory approval related to our game and website. We do not intend to undertake this review until we obtain sufficient financing to complete this review. We estimate that the initial regulatory review will cost approximately $5,000. There can be no assurance that the cost of such review and compliance with applicable regulations will not materially exceed such estimates.

Congress and many state attorneys general and legislatures recently have announced regulatory initiatives aimed at the sweepstakes industry and at promotional websites. The publicity generated by these initiatives may adversely affect demand for our services. Our inability to comply with applicable sweepstakes regulations may have a material adverse affect on our business, results of operations and financial condition. Additionally, the Internet is a new medium for sweepstakes, and it is difficult to predict how existing laws and regulations will be interpreted. See "Business--Government Regulation and Legal Uncertainties."

We will face competition from numerous Internet entertainment sites and our competitors include companies with established websites with substantial user traffic and substantially greater resources than us.

We will compete with other Internet entertainment websites and may not achieve the customer base necessary to become profitable. Our future revenues and profits, if any, will depend upon the widespread acceptance and use of the Internet as a form of entertainment.

Sufficient numbers of Internet users may not choose to visit our website and we may not attain the user base that will be necessary to attract sufficient advertising and sponsorship of our EasyTrivia Game Show and website. We may never obtain sufficient numbers of contestants or visitors necessary to establish a customer base to be commercially successful. We must establish a customer base in order to sell advertising, information, promotional sponsorships and we must develop a strong customer following in order to license our trivia game technologies to others. Even if the use of the Internet and other electronic media continues to increase, the online game show and entertainment industry may fail to show development or growth. These varying factors may also adversely affect how other websites view our software and there may be no interest in using the software that our subsidiary intends to develop should these or other events occur. There can be no guarantee that we will successfully market and promote our software and website.

Certain of our competitors, including Iwon.com, LuckySurf.com, FreeLotto.com and Uproar.com have developed large and functional websites. Our competitors have greater Internet traffic and greater financial backing and resources than us. These companies now have and may continue to have better access to capital and financial means than we do.

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we currently possess. In addition, other entertainment Internet businesses may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive promotional and prize policies and devote substantially more resources to website and systems development than us. Increased competition may result in our inability to generate commercially profitable operating margins and market share.

Our reliance on advertising as a source of revenue may place our business at risk.

Companies engaged in the business of offering Internet sweepstakes and entertainment websites have been adversely affected by an industry-wide slow down that has affected technology and Internet-based business since the last half of 2000. This slow down accelerated through 2001. The considerable slow-down in the U.S. domestic and world economies occurring in 2001 has affected Internet-based businesses. During our fourth fiscal quarter ended September 30, 2001, there was a remarkable decline in the growth and popularity of Internet-based businesses. We do not believe that this decline has reversed or that the economy has improved since September 30, 2001. Some of our competitors have closed their operations for reasons ranging from lack of investment capital, equipment failures, and failure to generate sufficient revenues from advertising. Furthermore, business models that depend on advertising revenues have been adversely affected by market downturns in recent months. Advertising may not prove to be a method that can reliably generate revenues that are greater than our business expenses for extended periods of time.

Government regulation of the Internet could adversely affect our profitability.

Existing or future legislation could limit growth in use of the Internet, which would curtail our revenue growth. Any new regulation of Internet commerce could damage our business, affect the profitability and perhaps the viability of our business plan, and cause the price of our common stock to decline. Regulation could prove to be burdensome, and impose significant additional costs on our business or subject it to additional liabilities. Regulation is likely in the areas of user privacy, content, entertainment gaming restrictions and quality of services. Laws and regulations applying to the solicitation, collection, or processing of personal or consumer information could limit our activities. In addition, any regulation imposing fees for Internet use could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on our business, results of operations, and financial condition.

We cannot be certain that our attempts, or those of our consumers, to comply with laws and regulations in this area are or will be deemed sufficient by the appropriate regulatory agencies. Enforcement actions by any of these regulatory agencies can result in civil and criminal penalties, an injunction to stop or modify certain marketing methods, seizure of our assets.

We cannot promise that we will be able to comply with any existing or future laws, regulations, interpretations or applications without incurring significant costs or adjusting our business model.

New taxation could adversely affect our profitability.

The United States or other local or foreign jurisdictions may seek to impose sales tax collection obligations on us for our advertising sales over the Internet. If one or more states or any foreign country successfully asserts that we should collect sales tax or other taxes on advertising dollars generated or on cash prizes, it could prevent our business from growing or expose our business and operations to unanticipated liabilities. Taxation of Internet use, or other charges imposed by government agencies or by private organizations for accessing the Internet, may also be imposed on us without our consent or action. Customers may not be willing to pay the higher prices necessitated by a tax, or may choose to purchase products from a company that is not subject to the tax. Any taxation could cause us a loss of customers and would diminish the likelihood of achieving our goal to become profitable.

We may experience capacity constraints and system development delays that could damage our customer relations or inhibit our possible growth.

Our success and ability to provide both an interesting website that attracts users and high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems. We also intend to rely on the computers and communication systems of third party vendors to operate our website. Our success also depends upon our own abilities and our vendors' abilities to rapidly expand network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service.

We entered into an agreement with Binary Environment of Vancouver, British Columbia to host our server and maintain a connection to the internet so that our web site will be accessible to the public. We believe that Binary Environment will be able to provide us with the appropriate services to allow us to operate our website and our game software. However, we cannot assure you that this will be the case.

We may have an equipment failure that will contribute to a loss of connectivity which may, in turn, result in our website being inaccessible to Internet users. We are now and will be for the foreseeable future, largely dependent on the technical facilities of third parties. Any disruption or failures by our vendors will adversely affect our business, operations, and attendant financial condition.

Our ability to adapt our management systems and controls quickly may depend on the availability of certain employees or contractors.

We expect that many of our software systems and our vendors' software systems may be custom-developed and that our vendors and we may rely on employees and certain third-party contractors to develop and maintain these systems. If certain of these employees or contractors become unavailable, our vendors and we may experience difficulty in improving and maintaining these systems. Furthermore, we expect that we and our vendors may continue to be required to manage multiple relationships with various software and equipment vendors whose technologies may not be compatible, as well as relationships with other third parties to maintain and enhance their technology infrastructures. Our failure and our vendors' failure to achieve or maintain high capacity data transmission and security without system downtime and to achieve improvements in our respective transaction processing systems and network infrastructure could adversely affect our business and results of operations.

Our commercial viability will depend, at least in part, on our ability to successfully develop our EasyTrivia Game Show and website and to successfully
attract  and  retain  users  with   demographic   characteristics   valuable  to
advertisers.

Our commercial viability will depend, at least in part, on our ability to develop and commercialize our EasyTrivia Game Show and website and our ability to successfully attract and retain users with demographic characteristics valuable to the various advertisers and advertising agencies. We cannot assure you that our products and services will be attractive enough to a sufficient number of Internet users to generate advertising revenues or that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of users to our website within the demographics desirable to potential advertisers and advertising agencies.

Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competitive entertainment products and services, making it difficult for us to distinguish our product offerings and attract users. In addition, many other Internet sites offer very specific, highly targeted single interest event media that may have greater appeal than the general trivia entertainment that will be offered on our website. If we are unable to develop original and compelling Internet-based entertainment in a manner that allows us to attract, retain and expand a loyal user-base targeted by advertisers and advertising agencies, then we will be unable to generate sufficient advertising or subscription revenues, and our business, financial condition and operating results will be materially adversely affected.

Our  ability  to  generate   revenues  will,  at  least  in  part,  depend  upon
advertisers' acceptance of the Internet as an advertising medium and upon the use of the Internet by consumers.

Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. We believe that our success depends, at least in part, upon our ability to obtain significant revenues from our Internet operations, which will require the development and acceptance of the Internet as an advertising medium. We believe that most advertisers and advertising agencies have limited experience with the Internet as an advertising medium and neither advertisers nor advertising agencies have devoted a significant portion of their advertising budgets to Internet-related advertising to date. In order for us to generate advertising revenues, advertisers and advertising agencies must direct a portion of their budgets to the Internet as a whole, and specifically to our website. There can be no assurance that advertisers or advertising agencies will be persuaded, or able, to allocate or continue to allocate portions of their budgets to Internet-based advertising, or if so persuaded or able, that they will find Internet-based advertising to be more effective than advertising in traditional media such as television, print or radio, or in any event decide to advertise on our Internet sites. Moreover, we cannot assure you that the Internet advertising market will develop as an attractive and sustainable medium that we will achieve market acceptance of our products or that we will be able to execute our business strategy successfully.

Acceptance of the Internet among advertisers and advertising agencies will also depend on the level of use of the Internet by consumers, which is highly uncertain, and on the acceptance of the alternative new model of conducting business and exchanging information presented by the Internet. Advertisers and advertising agencies that have invested resources in traditional methods of advertising may be reluctant to modify their media buying behavior or their systems and infrastructure to use Internet based advertising. Furthermore, no standards to measure the effectiveness of Internet based advertising have yet gained widespread acceptance, and we cannot assure you that such standards will be adopted or adopted broadly enough to support widespread acceptance of Internet-based advertising. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, our business, financial condition and operating results will be materially adversely affected and we may cease to be a commercially viable enterprise.

Investment Related Risks

Our common stock has no prior trading market, no market may exist for our common stock and prices may decline after the offering.

There is no public market for our common stock and no assurance can be given that a market will develop or that any shareholder will be able to liquidate his, her, or its investment without considerable delay, if at all. If a trading market should develop, the trading market price of our common stock may decline below the offering price and the price may be highly volatile. In addition, an active public market for our common stock may never develop or be sustained. Factors such as those discussed in this "Risk Factors" section may have a significant impact on the market price of our common stock. If our stock trades at a low price, many brokerage firms may not be willing to effect transactions in shares of our common stock under any circumstance. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes (if any) and other selling costs may exceed the selling price. Furthermore, many lending institutions will not permit the use of our common stock as collateral for loans. Thus, a purchaser may be unable to sell or otherwise realize the value invested in our common stock.

Investors may face significant restrictions on the resale of our common stock due to state blue-sky laws.

There currently is no secondary market for our common stock and we are not yet listed on the Over-the-Counter Bulletin Board (the so-called "OTCBB"). Also, because shares of our common stock have not been registered for resale under the blue sky laws of any state, the holders of shares and those persons desiring to purchase them in any trading market that may develop in the future (whether on the OTCBB or some other exchange) should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell and on purchasers to buy our securities. Each state has its own securities laws, often called "blue sky laws," which limit sales of stock to a state's residents unless the stock is registered in that state or qualifies for an exemption from registration, and such laws govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction and the broker must be registered in that state, or in the alternative, the offer and sale of the security must be exempt from registration. We do not presently know whether our stock will be registered under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market makers for our common stock.

Accordingly, investors should consider the secondary market for our common stock to be a limited one. Investors may be unable to resell their holdings of our common stock, or may be unable to resell it without the significant expense of state registration or qualification.

Investors may face significant restrictions on the resale of our common stock due to federal penny stock regulations.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our common stock may constitute "penny stock" within the meaning of the rules, the rules would apply to us and any of our shares of common stock. The rules may further affect the ability of owners of our common shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

     - control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

     - manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

     - "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

     - excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

     - the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

You should not place undue reliance on forward-looking statements as they are inherently uncertain.

This annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties which you should not place undue reliance upon. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by our company described in "Risk Factors" and elsewhere in this report.


ITEM 2.  DESCRIPTION OF PROPERTY.

We currently maintain limited office space, occupied by our director and sole shareholder Ms. Zennie Morris, for which we pay no rent. Our principal business address is 92 Welk Lane, Windward Road, Providenciales, Turks & Caicos Islands, British West Indies and our telephone number at that location is 649-941-3667.

Our subsidiary currently rents executive services at Suite 400 - 107 at 114 West Magnolia Street, Bellingham, Washington 98225. See "Description of Business." The phone number for our subsidiary's business suite in Bellingham is 360-392-2807.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. We currently have no formal investment policy and we do not intend to undertake investments in securities as a part of our normal operations.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our common shareholders during the fourth quarter of the fiscal year ended September 30, 2001.

Our last annual meeting was undertaken by virtue of a written shareholder consent action executed by Ms. Zennie Morris effective as of February 8, 2001. At that time, Ms. Morris constituted our sole shareholder. The record date and the meeting date for the annual meeting of our shareholders for the fiscal year commenced October 1, 2001 and ending September 30, 2002 has not yet been determined.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no public market for our common stock and our common stock is not listed on any exchange. We are attempting to obtain a listing for our common stock on the Over-the-Counter Bulletin Board. Even if we obtain such a listing, the OTCBB constitutes a limited and sporadic trading market and does not constitute an "established trading market." See "Risk Factors - An established public trading market for our securities does not exist."

We registered 5,000,000 of our common shares for sale on a registration statement on Form SB-2 which we filed with the Securities and Exchange Commission and which was declared effective on May 15, 2001. We offered and sold all of these shares at a per share price of $0.10 for gross proceeds of $500,000 in a direct public offering which we closed on August 13, 2001. We issued the share certificates to our shareholders purchasing common stock in the initial public offering on October 22, 2001.

We have 41 shareholders of record as of December 19, 2001.

We have not paid dividends on our common stock since our inception. Dividends on common stock are within the discretion of the Board of Directors and are payable from profits or capital legally available for that purpose. It is our current policy to retain any future earnings to finance the operations and growth of our business. Accordingly, we do not anticipate paying any dividends on common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Since our inception on September 1, 2000, we have sold the following securities:

     o On September 15, 2000, Ms. Zennie Morris, our President and the principal founder of our company, acquired 1,000,000 shares of our common stock at a price of $0.01 in a transaction exempt from registration pursuant to Section 4(2) and pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Our Registered Offering

We registered 5,000,000 shares of our common stock for sale at a per share price of $0.10 under a registration statement on Form SB-2 that was declared effective by the Securities and Exchange Commission on May 15, 2001. The file number assigned by the Securities and Exchange Commission for this registration statement was Registration No. 333-56936.

Our executive officers conducted the offering of our 5,000,000 common shares on a self-directed basis and did not engage any underwriters or broker/dealers in connection with our offering. We closed our offering on August 13, 2001 having sold all of the shares that we had registered.

Use of Proceeds from Our Registered Offering

In our registration statement on Form SB-2 that was declared effective May 15, 2001, we stated that the net proceeds to our company from the sale of the 5,000,000 shares of our common stock at an offering price per share of $0.10 were estimated to be $423,375. We arrived at this figure after deducting $1,000 in anticipated printing costs, $75,000 in anticipated legal and accounting costs and $625 in anticipated organizational costs from an anticipated $500,000 in gross proceeds.

At the conclusion of our offering of common stock on Form SB-2, we in fact realized net proceeds of $419,175 after deducting $200 in actual printing costs, $80,000 in actual legal and accounting costs and $625 in actual organizational costs. We realized gross proceeds of $500,000.

We used the proceeds from our registered public offering as follows:

     o Effective September 4, 2001, we made a payment of $111,500 to the Lindlay Equity Fund to retire the note held by the fund. Ms. Zennie Morris, our President, in her capacity as a Senior Client
          Administrator, acts as an executive officer of Temple Trust Company Ltd., a trust company in the Turks & Caicos Islands. The Temple Trust Company is the trustee of the Lindlay Equity Fund. We do not believe that our payment to the Lindlay Equity Fund constituted either a direct or indirect payment to our officer and director, Ms. Morris.

     o Effective June 7, 2001 and September 4, 2001, we made a payment of $25,000 on each of these dates to Ms. Zennie Morris in repayment of the two promissory notes held by Ms. Morris that we issued on October 24, 2000 and January 12, 2001, each in the principal face amount of $25,000.

     o We made payments of $10,000 each to our subsidiary on March 2, 2001, June 7, 2001 and September 5, 2001 to allow our subsidiary to develop our website and entertainment software. These payments were tendered pursuant to our obligation to our subsidiary under the financing agreement that we entered into with our subsidiary dated October 5, 2000.

     o We made several distinct payments totaling $22,500 in aggregate to our three directors for consulting services rendered.

     o We made several payments to several different professional service providers totaling $22,012 in aggregate for accounting and legal fees incurred in connection with the Form SB2.

As of December 1, 2001, we had approximately $151,634 on hand as working capital, which sum entirely represents those remaining net proceeds from our registered offering. We maintain this working capital in our corporate bank accounts at the Bank N.T. Butterfield & Son Limited and the Bank of Montreal.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We are a Nevada corporation in the development stage, having been organized only on September 1, 2000. On September 30, 2001, we brought to a close our first full fiscal year.

We are in the process of developing our business and have no material revenues from our operations. We have one wholly owned subsidiary, EasyTrivia.com., Inc., a Washington corporation which maintains an office in Bellingham, Washington and which is currently developing the EasyTrivia website and the EasyTrivia software in British Columbia, Canada.

Our business strategy is to license our EasyTrivia Game Show software to small to medium-sized Internet-based business who may be interested in adding trivia and entertainment functionality to their website operations. Please see "Item 1. Business of Issuer -- General Overview" and "Item 1. Business of Issuer -- Our EasyTrivia Game Show Concept."

The following discussion and analysis explains our results of operations for the twelve month fiscal period ended September 30, 2001 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our financial statements and the related notes, as well as statements contained in the Company's previous Securities and Exchange Commission filings.

The audited consolidated financial statements for the twelve month fiscal period ended September 30, 2001, have been prepared in accordance with United States generally accepted accounting principles.


Fiscal Year Ended September 30, 2001, Compared to the Fiscal Year Ended September 30, 2000

Results of Operations

Revenues. As with our fiscal year ending September 30, 2000, we generated no material revenue from sales during the fiscal quarter ended September 30, 2001. We instead focused our efforts on the development of our web site and our software during the fiscal year ended September 30, 2001. We generated revenues of $0 in our fiscal year ended September 30, 2000 versus revenues of $80 in our fiscal year ended September 30, 2001. All revenues obtained during the fiscal year ended September 30, 2001 are attributable to revenue from advertising.

We have had no active sales force from our inception through our first full fiscal year ended September 30, 2001.

We were formed on September 1, 2000 and our first fiscal year ended September 30, 2000. Consequently, we caution placing undue reliance on our historical comparative analysis.

Expenses. We incurred expenses in the aggregate of $234,221 during the fiscal year ended September 30, 2001, compared with expenses in the aggregate of $16,588 during the fiscal year ended September 30, 2000 (inception September 1, 2000 to September 30, 2000). These expenses related primarily to ongoing operations of our subsidiary, costs related to consolidating our business development operations in British Columbia, Canada, costs incurred preparing our registration statement on Form SB-2, costs incurred preparing our first two filings on Form 10-QSB for the fiscal quarters ended March 31, 2001 and June 30, 2001, respectively, costs incurred registering our shares for sale in the state of Nevada, and general operating costs (interest expense, office expenses, amortization of goodwill and foreign exchange loss).

We incurred professional and consulting fees in the amount of $207,982 during the fiscal year ended September 30, 2001, compared with $16,500 during the fiscal year ended September 30, 2000 (inception September 1, 2000 to September 30, 2000). These professional fees included legal, accounting and consulting fees, which we have incurred since our inception.

During the fiscal year ended September, 2001, we incurred expenses in the aggregate of $234,221. Our expenses for the fiscal year ended September 30, 2001 increased by $217,633 compared to the aggregate amount of expenses incurred in our first fiscal year ended September 30, 2000, due to the fact that our fiscal year ended September 30, 2000 was a partial year as we were formed September 1, 2000. We believe that our expenses increased in the fiscal year ended September 30, 2001, because we focused primarily on website and software development and because we incurred legal, accounting and related expenses made necessary by the preparation and filing of our registration statement on Form SB-2. We believe most of these expenses constituted non-reoccurring expenses.

Commencing on September 15, 2000, Blair Mills, our Secretary, Treasurer and one of our directors, and Zennie Morris, our President and one of our directors, have each received a monthly consulting and management fee of $1,500. Brad W. Rudover, a director, receives a monthly consulting fees of $1,500 for services rendered in connection with our website development.

We incurred other expenses during the fiscal year ended September 30, 2001, including: interest and bank charges of $13,154, office expenses of $9,301 and a foreign exchange loss of $616.

We anticipate that our operating and administrative expenses will increase during the first two fiscal quarters ending December 31, 2001 and March 31, 2002, respectively, as we expand our operations, increase our advertising, and focus on licensing the EasyTrivia software.

Net loss: We had a net loss of $234,141 for the fiscal year ended September 30, 2001, compared to a net loss of $16,588 for the fiscal year ended September 30, 2000 (September 1, 2000 to September 30, 2000).

Our losses are anticipated to increase during our next two fiscal quarters because our operating and administrative expenses are expected to increase at a rate faster than our revenues from advertising or other services.

Loss per share: We experienced a loss per share of $0.10 for the fiscal year ended September 30, 2001, compared to a loss per share of $0.02 for our fiscal year ended September 30, 2000 (September 1, 2000 to September 30, 2000).

We had 1,000,000 common shares outstanding at September 30, 2001, compared to 6,000,000 shares outstanding at September 30, 2001.

Plan of Operation

Summary

We are a development stage company and the fiscal year ended September 30, 2001 was primarily devoted to strategic planning, business development, website development, the preparation and filing of amendments to our registration statement on Form SB-2 and preparation and filing of our reports on Form 10-QSB for the second quarter ended March 31, 2001 and the third quarter ended June 30, 2001.

We believe that our operating expenses will increase as we develop our business and technologies relating to our EasyTrivia Game Show and our website. We are primarily focused on developing our website and our Internet sweepstakes technology. In our first fiscal quarter ending December 31, 2001 and our second fiscal quarter ending March 31, 2002, we intend to focus on implementing our strategy to develop revenues from licensing agreements. We anticipate that during our fiscal quarter ending December 31, 2001, our web site and entertainment software will be completed and ready to be licensed. See "Item 1. Business of Issuer -- Licensing" and Item 1. Business of Issuer -- Competition."

We intend to create a superior trivia application that will allow us to generate significant revenue through license agreements with licensees. If we obtain revenues from licensing we intend to continue to allocate a majority of our working capital towards the ongoing development of our software application.

Our primary focus will be to obtain licensing arrangements with prospective licensees and our secondary focus will be on obtaining advertising revenues from our website.

We  believe  that  we  need  to  obtain   licensing   agreements   with  outside
organizations in order to generate revenues and cash flow.

We intend to continue to develop our Internet entertainment software in our first fiscal quarter ending December 31, 2001 and we intend to begin licensing our software in the fiscal quarter ending March 30, 2002.

We believe that by creating a superior software application and by creating an attractive website we will be able to attract unique visitors to our website and therefore generate advertising revenues.

Because we were successful in placing all of the shares of our common stock registered under our registration statement on Form SB-2 declared effective May 15, 2001, we believe that we will have sufficient working capital to satisfy our cash requirements through the fiscal year ending September 30, 2002. We do not expect that we will hire employees in the near term. Instead, we presently intend to rely on paid consultants on a case-by-case basis.

Capital Requirements

We anticipate that the following expenditures are required to fully implement our business plan and to meet our financial obligations during our next full fiscal year ending September 30, 2002:

                                                              PERIOD
                                                              ------
                                                       Fiscal Quarter Ended:
                                     ---------------------------------------------------------------
             DESCRIPTION             December 31,      March 31,       June 30,       September 30,
                                        2001             2002            2002               2002
----------------------------------------------------------------------------------------------------
Accounting and legal expenses:         $10,000         $10,000           $10,000          $20,000

Consulting fees:                       $15,000         $15,000           $15,000          $15,000

Office and administration:              $2,000          $2,000            $2,000           $2,000

Website and software enhancement:       $6,100          $1,000            $1,000           $1,000

Hardware purchase:                        $700              $0                $0               $0

Server Hosting and Bandwidth:             $350            $300              $300             $300

Marketing:                              $1,000          $1,000            $1,000           $1,000
                                     ---------------------------------------------------------------
Totals:                                $35,150         $29,300           $29,300          $39,300


Going Concern

We are in the extreme early stages of development and could fail before implementing our business strategy. We are a "start-up" venture that will incur net losses for the foreseeable future. Since our inception through September 30, 2000, we incurred net losses of $16,588. Since our inception through the thirteen month period ended September 30, 2001, we have incurred net losses of $250,729. We incurred a net loss of $58,097 for the fiscal quarter ended September 30, 2001. We incurred a net loss for the fiscal quarter ended June 30, 2001 of $29,606. Our net loss for the fiscal quarter ended March 31, 2001, was $54,712. We anticipate incurring net losses for the foreseeable future.

Liquidity and Capital Resources

During the fiscal year ended September 30, 2001 we raised $500,000 in gross proceeds by selling 5,000,000 common shares at $0.10 per share under a registration statement on Form SB-2.

We had cash or cash equivalents of $213,266 and working capital of $172,624 at September 30, 2001 compared to cash or cash equivalents of $59,132 and a working capital deficiency on a proforma basis of $54,386 at September 30, 2000. As of September 30, 2001, we had accounts payable and accrued expenses in the amount of $41,392 and notes payable of $0. We believe that the fiscal year-to-fiscal year improvement in our cash position and the reduction of our working capital deficiency for the fiscal year ended September 30, 2001, can be accounted for by the fact that we were able to sell 5,000,000 common shares at $0.10 per share under our registration statement on Form SB-2 declared effective May 15, 2001 throughout our fiscal year ended September 30, 2001. We paid three outstanding promissory notes in the aggregate principal face amount of $150,000 during the fourth fiscal quarter ended September 30, 2001 from our offering proceeds.

For the fiscal year ended September 30, 2001, we had total assets of $270,663, compared to, on a pro forma basis, combined total assets of $106,930 for the fiscal year ended September 30, 2000. The figure of $270,663 represents a significant increase in total assets when compared with our total assets of $106,930 for the fiscal year ended September 30, 2000. Again, we believe this improved position is due to the sale of our 5,000,000 common shares in our registered offering on Form SB-2.

Product Research and Development

We expect to have our software testing completed on or around December 31, 2001. We have engaged Sage Internet Solutions to complete our software and we have been researching potential licensees for our software. We intend to begin our attempts to license our software sometime after January 1, 2002.

Over the fiscal year ending September 30, 2002 and through the next twelve calendar months from the date of this annual report we anticipate that our primary business development focus will be to license the EasyTrivia software to as many web sites as possible. We believe that we will be dependent on the acceptance of the EasyTrivia software by these website-based businesses and we believe that our future success is likely to be dependent on our ability to negotiate and execute contractual licensing agreements with these prospective licensees. See "Item 1. Business of Issuer -- Licensing."

Through the fiscal quarter ending December 31, 2001, we intend to focus our efforts on the development and testing of our software and our website. Thereafter, we may seek out strategic partnerships and technology licensing opportunities on a more active basis. However, we presently have no intention to employ a software sales force.

We believe that the our success will be directly related to and will be impacted by the receptivity of other Internet-based businesses to our EasyTrivia Game Show software and our entertainment portal.

We intend to convince other businesses to enter into licensing agreements with us for the use of our entertainment software in order to generate revenues. Our success will also be tied to our ability to generate advertising revenues and thus our revenues growth may, at least in part, be dependent upon the amount of viewer traffic our website can generate.

Personnel

For the fiscal year ended September 30, 2001, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a monthly fee. We do not intend to alter this arrangement in the foreseeable future.

We do not currently maintain key man life insurance on any of our directors or executive officers.

Stock Option Plan and Stock Options

We have not yet adopted a stock option plan and from our inception through the fiscal year ended September 30, 2001, our Board of Directors approved no stock option grants.

As of December 19, 2001, we had no stock option grants outstanding other than that option held by Mr. Brad W. Rudover on the capital stock of our subsidiary. Please see "Part I. Item I. -- Risk Factors."

Inflation

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

Outlook

Initial Financing

Our  business  activities  and  operations  have been funded to date through the issuance of three promissory notes and through the sale and issuance of 5,000,000 common shares of our common stock. See "Item 6. Market for Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities."

Financing Required for the Next 12 Months

As of December 19, 2001, we anticipate that our working capital is sufficient to satisfy our cash requirements through approximately September 30, 2002. We anticipate that we will properly budget our operations so that we will not be required to raise additional financing prior to the end of our fourth fiscal quarter ending September 30, 2002, in order to continue as a going concern.

We are not now in the process of raising additional capital.

There can be no assurance that we will be able to obtain additional financing in a timely manner or on acceptable terms, if at all. Any ability to raise funds when and as needed will likely have an adverse affect on our business and our ability to compete effectively. We cannot assure you that we will successful launch our EasyTrivia Game Show or that we will ever be able to successfully compete against established competitors.

Quantitative and Qualitative Disclosures About Market Risks

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollar or the Canadian dollar, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

Plant Facilities

We do not own any plant facilities.

ITEM 7.  FINANCIAL STATEMENTS

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this annual report on Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

KPMG Ltd. was previously the principal independent accountant for our company. On November 16, 2000, that firm resigned. Peterson Sullivan P.L.L.C. of Seattle, Washington was engaged as our principal independent accountant effective
December 21, 2000. The decision to change accountants was recommended and approved by our board of directors.

In connection with KPMG's engagement to act as our principal accountant to audit the financial statements of the Company for the period ended September 30, 2000, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would likely have caused them to make reference to the subject matter of the disagreement, in any subsequent opinion on the financial statements.

The Peterson Sullivan firm has not resigned or declined to stand for reelection since December 21, 2000. There have been no disagreements between the Company and its independent accountant on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

All of our directors are elected annually by our shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles and Bylaws.

We held an annual meeting by written consent action on February 8, 2001, wherein our current directors were elected to serve for terms of one year or until their replacements are duly elected by our shareholders. We have not determined the date of our annual general stockholder meeting for 2002.

Our Board of Directors met on February 8, 2001 and appointed Ms. Zennie Morris our president and Mr. Blair Mills our Secretary and Treasurer. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

As of December 17, 2001, the following persons were our only directors and our only officers:


Name and present office held:                  Age:         Director Since:           Officer Since:
-----------------------------                  ----         ---------------           --------------
Zennie Morris, President, Director             32           September 1, 2000         September 15, 2000
Blair Mills, Secretary, Treasurer, Director    36           September 1, 2000         September 15, 2000
Brad W. Rudover, Director                      24           October  5, 2000          -

We currently have no employees. The following constitutes certain brief biographical information on each of the officers, directors and listed above:

Ms. Zennie Morris: Zennie Morris has been a director of our company since September 1, 2000 and has been our President since September 15, 2000. Ms. Morris is the founder of our company and was formerly our sole shareholder. For the last ten years, Ms. Morris has worked as a Senior Client Administrator for Temple Trust Company Ltd., a trust company in the Turks & Caicos Islands. Ms. Morris also serves as a director and secretary of SI Worldwide Ltd. and Desarrollo Ltd, both private corporations. Ms. Morris devotes a minimum of ten working hours per week on her duties for our company and she intends to increase her time commitment to our company to approximately twenty to thirty hours per week as additional working capital is secured by our company.

Ms. Zennie Morris, in her capacity as a Senior Client Administrator, acts as an executive officer of Temple Trust Company Ltd., a trust company in the Turks & Caicos Islands. The Temple Trust Company is the trustee of the Lindlay Equity Fund. The Lindlay Equity Fund is a party to a promissory note with us that has been repaid.

Blair Mills: Blair Mills has been a director of our company since September 1, 2000. Mr. Mills has served as our Secretary and Treasurer since September 15, 2000. Mr. Mills is a Chartered Accountant in Canada and a Certified Public Accountant in the United States. Mr. Mills also has a background in finance and as an entrepreneur. Mr. Mills is formerly an affiliate of Orgin.tv, Inc., and is presently a director of Internetfuel.com, Inc., where he also serves as Chief Financial Officer. Internetfuel.com, Inc. is an incubator company based in California that is currently working to develop six internet-related businesses. Additionally, Mr. Mills is the chief financial officer of both Alchemy Communications Inc. and Streammagic, Inc. These companies are private companies dedicated to providing Internet and e-commerce business solutions. Mr. Mills has served as an independent consultant to small businesses and emerging growth companies for the past twelve years. Mr. Mills currently dedicates between 5-12 working hours per week on duties for our company and he intends to increase his time commitment to our company as additional working capital is secured by our company.

Brad W. Rudover: Brad W. Rudover has been a director of our company since October 5, 2000. Mr. Rudover is the sole director and officer of our subsidiary, EasyTrivia.com., Inc. Mr. Rudover co-created our website and business concept, and he is the co-founder of our subsidiary. He became a director of our company when we purchased our subsidiary on October 5, 2000. Mr. Rudover operates his own computer consulting business. Mr. Rudover graduated from Ferris State University in Michigan with a Bachelor of Science Degree in Small Business Management. Mr. Rudover currently dedicates between twenty-five to thirty working hours per week on duties for our company.

Members of our Board of Directors are elected by our shareholders. Our Board of Directors meets periodically through teleconferencing to review significant developments affecting our company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself.

We have formed an audit committee to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Registrant's independent auditors for consulting work;

and to report to the Board of Directors, when so requested, on any accounting or financial matters.

None of our directors or executive officers is a party to any arrangement or understanding with any other person pursuant to which states he was elected as a director or officer.

None of our directors or executive officers has any family relationship with any other officer or director.

None of our officers or directors has been involved in the past five years in any of the following:

     o    bankruptcy proceedings;

     o    subject to criminal proceedings or convicted of a criminal act;

     o subject to any order, judgment or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or

     o subject to any order for violation of federal or state securities laws or commodities laws.


Section 16(a) Beneficial Ownership Reporting Compliance

Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings on a timely basis for the fiscal year ended September 30, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows, for the last fiscal year recently ended September 30, 2001 compensation paid to each executive officer serving at the fiscal year ended September 30, 2001. For the fiscal year ended September 30, 2001, the Company had two executive officers, each of whom received minimal compensation under certain consulting agreements. The compensation information for these individuals is set forth below. We refer to all of our executive officers listed below as the "Named Executive Officers."

The following table sets forth compensation information for our fiscal period ended September 30, 2001 for our Named Executive Officers:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                                  All Other
    Name and        Fiscal Year ended                                            Long Term       Compensation
    Principal      September 31, 2001              Compensation                Compensation          ($)
    Position
                                        -----------------------------------   ----------------
                                          Salary      Bonus      Other          Securities
                                            ($)        ($)       Annual        Under Options
                                                              Compensation(1)       (#)
                                                                  ($)
--------------------------------------------------------------------------------------------------------------
Ms. Zennie         September 30, 2001     $18,000      Nil        Nil               Nil              Nil
Morris,
President

Mr. Blair          September 30, 2001     $18,000      Nil        Nil               Nil              Nil
Mills,
Secretary/
Treasurer
-----------------

(1) These figures represent compensation paid to Ms. Morris and Mr. Mills pursuant to consulting agreements that are memorialized in meeting minutes of the board of directors of the company for September 15, 2000 which provide for monthly compensation of $1,500 for each of Ms. Morris and Mr. Mills.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this prospectus, our outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by us to own beneficially, more than 5% of our common stock. The following table also sets forth the shareholdings of all Executive Officers and Directors as a group. Each person set forth below has sole voting and investment power with respect to the shares shown.

------------------------------------------------------------------------------------------------------------
Title of Class          Name and Address of                     Amount and Nature of       Percentage of
                        Beneficial Owner                        Beneficial Ownership       Class
------------------------------------------------------------------------------------------------------------
Common Shares           Zennie Morris                                 1,000,000                16.67%
                        President and Director,
                        92 Welk Lane, Windward Road
                        Providenciales, Turks & Caicos
                        Islands, B.W.I.

Common Shares           Officers and Directors as a Group:            1,000,000                16.67%
------------------------------------------------------------------------------------------------------------
Common Shares           Jampass Investment Corp.                        940,000                15.67%
                        3081 3rd Avenue
                        Whitehorse, Yukon
                        Y1A 4Z7

Common Shares           Eriko Hotta                                     836,000                13.93%
                        688-6 Ishikawa
                        Fujisawa City, Kanagawa
                        Japan 252-0815

Common Shares           Ashbourne International Corporation             540,000                 9.00%
                        Suite 3, The Henville Building
                        Prince Charles Street
                        Charlestown, Nevis
                        West Indies

Common Shares           Sunpac Capital Corp.                            540,000                 9.00%
                        1175 Potter Greens Drive
                        Edmonton, Alberta
                        T5T 5Y6

Common Shares           NB Consultants Ltd.                             525,000                 8.75%
                        Box 599, Suite 3, Caribbean Place
                        Providenciales
                        Turks & Caicos Islands
                        British West Indies

Common Shares           Pagosa Industries Ltd.                          520,000                 8.67%
                        Temple Financial Centre
                        P.O. Box 62
                        Leeward Highway
                        Providenciales
                        Turks & Caicos Islands
                        British West Indies

Common Shares           KET Investments Ltd.                            500,000                 8.33%
                        3081 Third Avenue
                        Whitehorse, Yukon
                        Y1A 4Z7


We may in the future adopt a stock option plan. Should we adopt such a plan, we may grant stock options to our officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We issued a $100,000 promissory note to Lindlay Equity Fund that bears a 12% annual interest rate that contains a demand feature exercisable on or after September 15, 2001. Under the terms of a letter of acknowledgement from Lindlay dated March 7, 2001, Lindlay agreed not to demand payment on the note before September 15, 2001.

Ms. Zennie Morris, in her capacity as a Senior Client Administrator, acts as an executive officer of Temple Trust Company Ltd., a trust company in the Turks & Caicos Islands that is the trustee of the Lindlay Equity Fund. The Lindlay Equity Fund note was repaid in its entirety on September 4, 2001.

Except as set forth below, no director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $10,000.

Ms. Zennie Morris, President and founder of our company, acquired 1,000,000 shares of our common stock at a price of $0.01 per share on September 15, 2000.

On October 5, 2000, our subsidiary entered into a written consulting agreement with Mr. Rudover for consulting services, with a term of one year and a monthly consulting fee of $1,500 per month plus any out of pocket expenses incurred in connection with such consulting services.

Effective September 15, 2000, we agreed to pay Mr. Blair Mills and Ms. Zennie Morris a monthly consulting and management fee of $1,500.

On October 24, 2000, Ms. Zennie Morris loaned us $25,000, and we issued her a promissory note, without interest, which was due on or before April 24, 2001. The proceeds of the note were used to facilitate the payment of organizational expenses. We repaid this note in its entirety on September 4, 2001.

Mr. Rudover and Mr. Snejdar obtained an option on our subsidiary's common stock pursuant to our financing agreement with our subsidiary. On October 27, 2000, Mr. Snejdar assigned all of his right, title and interest in his options on our subsidiary's common stock to Mr. Rudover pursuant to an assignment and release agreement. See "Description of Business" and "Risk Factors."

On January 12, 2001, Ms. Zennie Morris loaned us $25,000, and we issued a promissory note without interest due on or before June 12, 2001. The proceeds of the note were used for working capital. We repaid this note in its entirety on June 7, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit Number   Description
   --------------   -----------
       3.1(1)       Articles of Incorporation

       3.2(1)       Articles of Incorporation, as amended

       3.3(1)       First Amended and Restated Bylaws

       4.1(1)       Form of Subscription Agreement

       10.1(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. issued October 24, 2000

       10.2(1) Promissory Note payable to Lindlay Equity Fund issued by Second Stage Ventures, Inc. on September 15, 2000

   Exhibit Number   Description
   --------------   -----------
       10.3(1)      Promissory  Note  payable  to Second  Stage  Ventures,  Inc.
                    issued by EasyTrivia.com., Inc. on September 25, 2000

       10.4(1) Share Purchase Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com., Inc., Brad W. Rudover and Brent Snejdar

       10.5(1) Financing Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com., Inc., Brad W. Rudover and Brent Snejdar

       10.6(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brent Snejdar

       10.7(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brad W. Rudover

       10.8(1) Assignment and Release Agreement dated October 27, 2000 by and between Brad W. Rudover and Brent Snejdar

       10.9(1) Website development contract between EasyTrivia.com., Inc. and Niche Enterprises dated July 24, 2000

      10.10(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on January 12, 2001.

      10.11(1) Modification Agreement dated January 19, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

      10.12(1) Modification Agreement dated February 16, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

      10.13(1)      Penny Web Inc. Terms and Conditions.

      10.14(1)      Click Agents Corp. Banner Placement Rules.

      10.15(1)      Lindlay Equity Fund Letter of March 7, 2001.

        10.16 Memorandum of Engagement by and between EasyTrivia.com., Inc., and Sage Internet Solutions Ltd. dated July 2, 2001

        10.17 Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

       16.1(1)      Letter on Change of Certifying Accountant

       21.1(1)      Subsidiaries of the Registrant.
--------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).


(b)  Reports on Form 8-K

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

SECOND STAGE VENTURES, INC.
---------------------------
(Registrant)


Signature                    Title                             Date
---------                    -----                             ----


                             President and Director            December 20, 2001
/s/ Zennie Morris            (Principal Executive Officer)
------------------------
Zennie Morris



/s/ Blair Mills              Treasurer, Secretary and          December 19, 2001
------------------------     Director (Principal Financial
Blair Mills                  Officer  and Accounting Officer)



/s/ Brad W. Rudover          Director                          December 19, 2001
------------------------
Brad W. Rudover

                           SECOND STAGE VENTURES, INC.

                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 C O N T E N T S


                                                                     Page
                                                                     ----

INDEPENDENT AUDITORS' REPORT .........................................F-1

FINANCIAL STATEMENTS

    Consolidated balance sheet .......................................F-2
    Consolidated statements of operations ............................F-3
    Consolidated statements of shareholders' equity ..................F-4
    Consolidated statements of cash flows ............................F-5
    Notes to financial statements .............................F-6 - F-12

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders
Second Stage Ventures, Inc.



We have audited the accompanying consolidated balance sheet of Second Stage Ventures, Inc. and Subsidiary (a development stage company) as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2001, and for the period from September 1, 2000 (date of inception) to September 30, 2000, and for the period from September 1, 2000 to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Stage Ventures, Inc. and Subsidiary (a development stage company) as of September 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended and for the period from September 1, 2000 (date of inception) to September 30, 2000, and for the period from September 1, 2000 to September 30, 2001, in conformity with accounting principles generally accepted in the United States.




/s/ Peterson Sullivan PLLC
Peterson Sullivan PLLC
Seattle, Washington
November 27, 2001

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001



             ASSETS

Current Assets
    Cash                                                         $   213,266
    Prepaid expense                                                      750
                                                                 ------------
             Total current assets                                    214,016

Furniture and Equipment                                                  677
Software and Web Site Development Costs                               43,290
Goodwill, net                                                         12,680
                                                                 ------------
                                                                 $   270,663
                                                                 ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                        $    41,392

Stockholders' Equity
    Common stock, $.01 par value; 50,000,000 shares
       authorized, 1,000,000 shares issued and outstanding            10,000
    Common stock issuable                                             50,000
    Additional paid-in capital                                       420,000
    Deficit accumulated during the development stage                (250,729)
                                                                 ------------
                                                                     229,271
                                                                 ------------
                                                                 $   270,663
                                                                 ============


                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Year Ended September 30, 2001, for the Period
       from September 1, 2000 (Date of Inception) to September 30, 2000,
         and for the Period from September 1, 2000 to September 30, 2001


                                                                                        Cumulative
                                                                                        During the
                                                                                        Development
                                                     2001               2000                Stage
                                               --------------      --------------     ----------------
Revenue                                        $          80        $         -       $          80

General and administrative expenses
    Professional fees                                207,982             16,500             224,482
    Interest and bank charges                         13,154                 88              13,242
    Office expense                                     9,301                                  9,301
    Amortization                                       3,168                                  3,168
    Foreign exchange loss                                616                                    616
                                               --------------      --------------     ----------------
                                                     234,221             16,588             250,809
                                               --------------      --------------     ----------------
             Net loss                          $    (234,141)      $    (16,588)      $    (250,729)
                                               ==============      ==============     ================
Basic and diluted net loss per common
    share                                      $      (0.10)       $     (0.02)       $       (0.11)
                                               ==============      ==============     ================




                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Year Ended September 30, 2001, for the Period
       from September 1, 2000 (Date of Inception) to September 30, 2000,
         and for the Period from September 1, 2000 to September 30, 2001



                                                                                                      Deficit
                                    Common Stock          Common Stock Issuable                     Accumulated
                               ----------------------    -----------------------     Additional      During the
                                                                                      Paid-In       Development
                                Shares       Amount        Shares       Amount        Capital           Stage        Total
                              ----------   ----------    ----------    ---------    ------------    ------------   ----------
 Issuance of common stock,
    September 2000            1,000,000    $  10,000             -     $      -    $         -       $        -    $  10,000

Net loss for 2000                                                                                       (16,588)     (16,588)
                              ----------   ----------    ----------    ---------    ------------    ------------   ----------

Balance, September 30, 2000   1,000,000       10,000                                                    (16,588)      (6,588)

Common stock issuable:
  Cash received in
    May 2001                                             1,315,000       13,150         110,460                      123,610
  Cash received in
    June 2001                                            2,520,000       25,200         211,680                      236,880
  Cash received in
    July 2001                                              323,000        3,230          27,132                       30,362
  Cash received in
    August 2001                                            842,000        8,420          70,728                       79,148

Net loss for 2001                                                                                      (234,141)    (234,141)
                              ----------   ----------    ----------    ---------    ------------    ------------   ----------

Balance, September 30, 2001   1,000,000    $  10,000     5,000,000     $ 50,000     $   420,000     $  (250,729)   $ 229,271
                              ==========   ==========    ==========    =========    ============    =============  ==========


                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Year Ended September 30, 2001, for the Period
       from September 1, 2000 (Date of Inception) to September 30, 2000,
         and for the Period from September 1, 2000 to September 30, 2001



                                                                                                           Cumulative
                                                                                                           During the
                                                                                                           Development
                                                                    2001                 2000                 Stage
                                                               -------------       -------------          -------------
Cash Flows From Operating Activities
    Net loss                                                    $  (234,141)         $  (16,588)           $  (250,729)
    Adjustments to reconcile net loss to net cash used in
       operating activities
       Amortization                                                   3,168                                      3,168
    Change in operating assets and liabilities, net of
       effects from purchase of subsidiary
       Increase in prepaid expenses                                    (750)                                      (750)
       Increase in accounts payable and accrued expenses             27,874              11,500                 39,374
                                                               -------------       -------------          -------------
             Net cash used in operating activities                 (203,849)             (5,088)              (208,937)

Cash Flows From Investing Activities
    Purchase of subsidiary                                             (200)                                      (200)
    Purchase of furniture and equipment                                (677)                                      (677)
    Web site development costs                                      (11,340)                                   (11,340)
    Cash acquired in purchase of subsidiary                          14,420                                     14,420
    Advance to subsidiary                                                               (60,000)               (60,000)
                                                               -------------       -------------          -------------
             Net cash flows provided by (used in)
                investing activities                                  2,203             (60,000)               (57,797

Cash Flows From Financing Activities
    Borrowings under note payable, related party                                        100,000                100,000
    Repayment under note payable, related party                    (100,000)                                  (100,000)
    Proceeds from issuance of common stock                                               10,000                 10,000
    Net proceeds from common stock issuable                         470,000                                    470,000
                                                               -------------       -------------          -------------
             Net cash flows provided by financing
                activities                                          370,000             110,000                480,000
                                                               -------------       -------------          -------------
             Net increase in cash                                   168,354              44,912                213,266

Cash, beginning of period                                            44,912
                                                               -------------       -------------          -------------
Cash, end of period                                            $    213,266           $  44,912           $    213,266
                                                               =============       =============          =============
Cash paid for interest                                         $     11,500           $       -           $     11,500
                                                               =============       =============          =============

                        See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS



Note 1.  The Company and Summary of Significant Accounting Policies

The Company
-----------

Second Stage Ventures, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000. In October 2000, the company purchased 100% of the outstanding shares of common stock of EasyTrivia.com, Inc. (a Development Stage Company) ("EasyTrivia"). EasyTrivia is involved in the development of internet-based entertainment websites that feature a trivia game show format. EasyTrivia plans to generate revenues by selling advertising and sponsorships on its website and by licensing its game show format to other websites.

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $250,729 for the period from September 1, 2000 (date of inception) to September 30, 2001. The Company has financed this deficit through loans and the proceeds from stock sales.

The Company's  successful  attainment  of profitable  operations is dependent on
future  events,   including  obtaining   additional  financing  to  fulfill  its
development activities (see Note 7).

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are generally interest bearing. Cash balances may exceed the federally insured limits.

Taxes on Income
---------------

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Acquisition of a Company
------------------------

On October 5, 2000, the Company acquired all of the 200 issued and outstanding common shares of EasyTrivia for cash of $200 in a business combination accounted for as a purchase. EasyTrivia was a privately-held development stage company involved in the development of the internet web site described later in this footnote. The results of EasyTrivia's operations have been included in these financial statements since the date of acquisition. In connection with this acquisition, the Company recorded $15,848 of goodwill. Goodwill is amortized over five years. Accumulated amortization of goodwill as of September 30, 2001, was $3,168.

The following unaudited proforma consolidated results of operations for the period ended September 30, 2000, is presented as if the acquisition of EasyTrivia had been made at July 11, 2000 (date of inception of EasyTrivia):

         Net sales                                      $         -
         Net loss                                       $   (32,951)
         Basic and diluted loss per share               $     (0.03)

Since the results of EasyTrivia's operations were consolidated with the Company for 2001, no proforma information is presented in this Note. The proforma consolidated results of operations include adjustments to give effect to amortization of goodwill. Earnings per share is adjusted to give effect to additional shares issued in the acquisition.

Furniture and Equipment
-----------------------

Furniture and equipment are stated at cost and are depreciated using a straight-line method over the estimated useful life ranging from 3 to 5 years.

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

The Company has incurred capitalizable software development costs of $43,290 as of September 30, 2001.

Costs incurred when the web site and related software are in the operating stage will be expensed as incurred.

Revenue
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of
---------------------------------------------------------------------------

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Long-lived assets, including intangible assets, are reviewed on an ongoing basis for impairment based on comparison of carrying value against forecasted undiscounted future cash flows. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If an impairment is identified, the carrying amount of the impaired asset is adjusted to fair value. No such adjustments were required during the period.

Earnings per Share
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to September 30, 2001. During the year, cash was received by the Company for common shares that were issued subsequent to year end. For purposes of earnings per share computations, these shares have been included as outstanding as of the date the proceeds were received by the Company (see Note
2). The weighted average number of shares outstanding was 2,391,858 for the year ended September 30, 2001, 1,000,000 for the period September 1, 2000 to
September 30, 2000, and 2,286,147 for the period cumulative during the development stage.

Estimates
---------

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Comprehensive Income
--------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to September 30, 2001.

New Accounting Standards
------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") will be effective for periods beginning after June 15, 2000. FAS 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value provided certain conditions are met. The Company does not currently have derivative instruments or engage in hedging activities so there would be no affect on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations," and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on October 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet determined the impact of this standard on our future goodwill and other intangible assets amortization expense.



Note 2.  Capital Stock

The issuance of 5,000,000 shares of common stock was authorized during the year ended September 30, 2001, and paid for in cash during the year, but the stock was not issued until after the fiscal year end, in October 2001. For purposes of earnings per share computations, those shares have been treated as being issued and outstanding in these financial statements on the dates the proceeds from the sale of the shares were received by the Company. The proceeds from the sales of shares amounting to $470,000 net of $30,000 in stock issuance costs, have been recorded as common stock issuable at the par value of the shares issued ($.01 per share) with the excess recorded as additional paid-in capital.



Note 3.  Accounts Payable and Accrued Expenses

Included in accounts payable and accrued expenses is $9,000 for consulting services due to two individuals, one director and one officer of the Company. The corresponding expense was included in professional fees in the statement of operations.

Note 4.  Income Taxes

The Company is liable for income taxes in the United States. As of September 30, 2001, the Company did not have any income for income tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has net operating loss carryforwards at September 30, 2001, of approximately $240,000 available to reduce future taxable income. The difference between the tax loss carryforward and the Company's financial statement losses is due to differences in amortization rates on goodwill. The tax losses expire in years 2020 and 2021.

The deferred tax assets associated with the net operating loss carryforwards are approximately $70,000 for 2001 and $1,000 for 2000. The Company has provided a full valuation allowance against the deferred tax assets because the use of the net operating loss carryforwards cannot be reasonably assured.



Note 5.  Note Payable, Related Party

A 12% note was repaid in 2001, including interest of $11,500, to the Lindlay Equity Fund, a related party. The Lindlay Equity Fund is a related party because a shareholder of the Company is a senior client administrator of the trust company that acts as the trustee of the Lindlay Equity Fund.



Note 6.  Consulting Agreement

On October 5, 2000, EasyTrivia entered into a Consulting Agreement with the former shareholder ("the Consultant") of EasyTrivia. Under the terms of the Consulting Agreement, EasyTrivia engaged the Consultant to provide services to EasyTrivia. In return, the Consultant will be paid $1,500 per month plus any out-of-pocket expenses actually and properly incurred in providing services to EasyTrivia.

Note 7.  Going Concern

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on June 30, 2002, shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) on or before July 16, 2002, at a price of one dollar per share. In addition, if on June 30, 2002, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by July 16, 2002, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before August 2, 2002.

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

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                                INDEX TO EXHIBITS


   Exhibit Number   Description
   --------------   -----------
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

       4.1(1)       Form of Subscription Agreement

       10.1(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. issued October 24, 2000

       10.2(1) Promissory Note payable to Lindlay Equity Fund issued by Second Stage Ventures, Inc. on September 15, 2000

       10.3(1) Promissory Note payable to Second Stage Ventures, Inc. issued by EasyTrivia.com., Inc. on September 25, 2000

       10.4(1) Share Purchase Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com., Inc., Brad W. Rudover and Brent Snejdar

       10.5(1) Financing Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com., Inc., Brad W. Rudover and Brent Snejdar

       10.6(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brent Snejdar

       10.7(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brad W. Rudover

       10.8(1) Assignment and Release Agreement dated October 27, 2000 by and between Brad W. Rudover and Brent Snejdar

       10.9(1) Website development contract between EasyTrivia.com., Inc. and Niche Enterprises dated July 24, 2000

      10.10(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on January 12, 2001.

      10.11(1) Modification Agreement dated January 19, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

      10.12(1) Modification Agreement dated February 16, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

   Exhibit Number   Description
   --------------   -----------
      10.13(1)      Penny Web Inc. Terms and Conditions.

      10.14(1)      Click Agents Corp. Banner Placement Rules.

      10.15(1)      Lindlay Equity Fund Letter of March 7, 2001.

        10.16 Memorandum of Engagement by and between EasyTrivia.com., Inc., and Sage Internet Solutions Ltd. dated July 2, 2001

        10.17 Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

       16.1(1)      Letter on Change of Certifying Accountant

       21.1(1)      Subsidiaries of the Registrant.
--------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).