Form 10QSB
period 2001-12-31
SECOND STAGE VENTURES INC
filed 2002-02-14
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                December 31, 2001


                        Commission File Number: 00-32903


                           Second Stage Ventures, Inc.
             (Exact name of registrant as specified in its charter)


             Nevada                                       98-0233859
          -----------                                 ------------------
   (Place of Incorporation)                        (IRS Employer ID Number)


                           92 Welk Lane, Windward Road
           Providenciales, Turks & Caicos Islands, British West Indies
              (Address of registrant's principal executive office)

                                 (649) 231-2250
                         (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Number of Shares of Common Stock, $0.01 Par Value, Outstanding at December 31, 2001: 6,000,000

                           SECOND STAGE VENTURES, INC.
                              For the Quarter Ended
                                December 31, 2001
                              INDEX TO FORM 10-QSB

PART I- FINANCIAL INFORMATION                                                                           Page

Item 1. Financial Statements:

         Consolidated Balance Sheet (Unaudited):
         - For December 31, 2001 and December 31, 2000..................................................1

         Consolidated Statements of Operations (Unaudited):
         - For the Three Months Ended  December 31, 2001 and December 31, 2000..........................2

         Consolidated Statements of Cash Flow (Unaudited):
         - For the Three Months Ended December 31, 2001and December 31, 2000............................3

Notes to Consolidated Financial Statements (Unaudited) For the Three Months Ended December 31, 2001
and 2000 ...............................................................................................4

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.....................................................................8

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

ITEM 2.         CHANGES IN SECURITIES

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

ITEM 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

ITEM 5.         OTHER INFORMATION.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                 December 30, 2001
                                   (Unaudited)


    ASSETS                                                            2001
                                                                    ---------
Current Assets
  Cash                                                          $    167,643

Furniture and Equipment, net                                             643

Software and Web Site Development Costs                               43,083

Goodwill, net                                                         11,888
                                                                --------------
                                                                $    225,257
                                                                ==============


    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable and accrued expenses                      $     27,377


Shareholders' Equity (Deficit)
     Common stock                                                     60,000
     Additional paid-in capital                                      420,000
     Deficit accumulated during the development stage               (282,120)
                                                                --------------
                                                                     197,880
                                                                --------------
                                                                $    225,257
                                                                ==============

                       See Notes to Financial Statements

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2001 and for the Period from September 1, 2000 (Date of Inception) to December 31, 2001
                                   (Unaudited)




                                                                                                            Cumulative
                                                                                                            During the
                                                        Three-Month             Three-Month              Development Stage
                                                        Period Ended            Period Ended           September 1, 2000 to
                                                        December 31, 2001       December 31, 2000       December 31, 2001
                                                        -------------           -------------         --------------------
Revenue                                                 $          -            $         -              $        80
                                                        -------------           -------------         --------------------
General and administrative expenses
  Professional fees                                           27,858                 82,888                  252,340
  Interest and bank charges                                      496                  4,009                   13,738
  Office expenses                                              2,109                  3,809                   11,410
  Depreciation                                                    34                                              34
  Amortization                                                   792                    792                     3960
  Foreign exchange loss                                          102                    228                      718
                                                        -------------           -------------         --------------------
                                                              31,391                 91,726                  282,200
                                                        -------------           -------------         --------------------
      Net loss for period                               $    (31,391)           $   (91,726)            $   (282,120)
                                                        =============           =============         ====================
      Basic and diluted loss per common share           $      (0.01)           $     (0.09)            $      (0.09)
                                                        =============           =============         ====================
Weighted average number of shares outstanding              6,000,000              1,000,000                2,987,737
                                                        =============           =============         ====================



                        See Notes to Financial Statements

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Ended December 31, 2001 and 2000, and for the Period from September 1, 2000 (Date of Inception) to December 31, 2001
                                   (Unaudited)



                                                                                                            Cumulative
                                                                                                            During the
                                                        Three-Month             Nine-Month              Development Stage
                                                        Period Ended            Period Ended          September 1, 2000 to
                                                        June 30, 2001           June 30, 2001            June 30, 2001
                                                        -------------           -------------         --------------------

Cash Flows From Operating Activities
  Net loss                                              $   (31,391)            $   (91,276)              $  (282,120)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Amortization                                              792                    792                     3,960
      Depreciation                                               34                                               34
    Change in operating assets and liabilities
      net of effects from purchase of subsidiary                750
      Accounts payable and accrued expenses                 (14,015)                  13,716                    25,359
                                                        -------------           -------------         --------------------
        Net cash used in operating activities               (43,830)                ( 76,768)                 (252,767)
                                                        -------------           -------------         --------------------
Cash Flows From Investing Activities
  Purchase of subsidiary                                          -                     (200)                     (200)
  Purchase of furniture and equipment                                                                             (677)
  Web site develment costs                                   (1,793)                                           (13,133)
  Cash acquired in purchase of subsidiary                                             14,420                     14,420
  Advance to subsidiary                                                                                         (60,000)
                                                        -------------           -------------         --------------------
        Net cash provided by (used in)
          investing activities                              (1,793)                   14,220                    (59,590)
                                                        -------------           -------------         --------------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party                                                                  100,000
  Repayment under note payable, related party                                                                 (100,000)
  Borrowing under note payable, shareholder                                           25,000                    25,000
  Repayment under note payable, shareholder                                                                    (25,000)
  Issuance of common stock                                                                                     480,000
                                                        -------------           -------------         --------------------
        Net cash povided by financing                                                 25,000                   480,000
           activities                                   -------------           -------------         --------------------
        Net increase (decrease) in cash                    (45,623)                  (37,548)                  167,643
                                                        -------------           -------------         --------------------
Cash, beginning of period                                  213,266                   44,912

Cash, end of period                                     $  167,643             $      7,364              $    167,643
                                                        =============           =============         ====================
Supplementary cash flow information:
  Cash paid for interest                                $         -             $        509              $    11,500
                                                        =============           =============         ====================
  Cash paid for income tax                              $                       $                        $
                                                        =============           =============         ====================

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THREE MONTHS ENDED DECEMBER 31, 2001 and 2000
                                   (Unaudited)



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



Note 2.  Summary of Significant Accounting Policies

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal years ended September 30, 2001 and 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim period presented.

Principles of Consolidation

The interim period consolidated financial statements contained herein include the accounts of Second Stage Ventures, Inc. (the "Company") and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Furniture and Equipment

Furniture and equipment are stated at cost and are depreciated using a straight-line method over the estimated life ranging from three to five years.

Software and Web Site Development Costs

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

Goodwill

Goodwill is amortized over five years. Accumulated amortization of goodwill as of December 31, 2001, was $3,960.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to December 31, 2001. The weighted average number of shares outstanding was 6,000,000 for the quarter ended December 31, 2001, 1,000,000 for the quarter ended December 31, 2000, and 2,987,737 for the period cumulative during the development stage.

Revenue

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

Except for statements that report the Company's historical results and disclosures of historical fact, certain information contained herein constitutes "forward-looking statements." Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "anticipate", "estimate", "intend", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include among other things, the Company's history of losses, lack of revenues and stage in the development of its business, the Company's lack of working capital and uncertainties related to its ability to continue as a going concern. Please see generally "Part I. Item
I. -- Risk Factors" in our report on Form 10-KSB for the fiscal year ended September 30, 2001.

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Forms 10-QSB for the fiscal quarters ended March 31, 2001 and June 30, 2001, the Company's report on Form 10-KSB for the fiscal year ended September 30, 2001, and in this report on Form 10-QSB for the fiscal quarter ended December 31, 2001. Specifically, those sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company hereby cautions shareholders, prospective investors in the Company, and other readers not to place undue reliance on these forward-looking statements, which only address known events as of the date of this report.

General Overview

We are a Nevada corporation in the development stage organized on September 1, 2000. We completed our first full fiscal year on September 30, 2001. On December 31, 2001, we completed our first full fiscal quarter of fiscal year 2002.

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

Our website and software became operational during the fiscal quarter ended December 31, 2001. We are not yet generating revenue from our software. During the fiscal quarter ended December 31, 2001 and at the current time, we are focused on testing our software and offering our software to others for testing. We intend to market our software to potential licensees once our testing process has concluded to our satisfaction.

The following discussion and analysis explains our results of operations for the three month fiscal period ended December 31, 2001 and our financial condition. You should review our discussion and analysis of financial condition in conjunction with our consolidated financial statements and the related notes, as well as statements contained in the Company's previous Securities and Exchange Commission filings.

The unaudited consolidated financial statements for the three month fiscal period ended December 31, 2001, have been prepared by management in accordance with United States generally accepted accounting principles.

Results of Operations

Revenues: We had no sales and we generated no revenue from sales during the fiscal quarter ended December 31, 2001. During the fiscal quarter ended December 31, 2001, we focused our efforts on testing our software in anticipation of marketing our software to potential licensees. In the comparable quarter for our last fiscal year, we generated no revenues.

For the fiscal quarter ended December 31, 2001, we generated no revenues and we have had no active sales force from our inception through our quarter ended December 31, 2001.

Expenses: We incurred expenses in the aggregate of $31,391 during the fiscal quarter ended December 31, 2001, compared to $91,726 during the fiscal quarter ended December 31, 2000. These expenses related primarily to costs and legal fees incurred preparing our annual report on Form 10-KSB for the fiscal year ended September 30, 2001, bookkeeping costs, and general operating costs (interest expense, office expenses, amortization of goodwill and foreign exchange loss).

We incurred professional and consulting fees in the amount of $27,858 during the fiscal quarter ended December 31, 2001, compared to $82,888 during the fiscal quarter ended December 31, 2000. These professional fees included legal, accounting and consulting fees. We attribute the comparative decrease in professional fees for the fiscal quarter ended December 31, 2001 to the fact that we had increased legal and accounting fees associated with our registration statement on Form SB-2, which we filed during 2001 and which was declared effective by the Securities and Exchange Commission in May 2001.

Commencing on September 15, 2000, Blair Mills, our Secretary, Treasurer and one of our directors, and Zennie Morris, our President and one of our directors, have each received a monthly consulting and management fee of $1,500. Brad W. Rudover, a director, receives a monthly consulting fee of $1,500 for services rendered in connection with our website development. We incurred consulting fees of $13,500 during the fiscal quarter ended December 31, 2001, compared to $13,986 for the fiscal quarter ended December 31, 2000. We anticipate that we will pay consulting fees in our fiscal quarter ending March 31, 2002 of approximately $13,500.

We incurred other expenses during the fiscal quarter ended December 31, 2001, including: interest and bank charges of $496, office expenses of $2,109, depreciation of $34, amortization of $792, and a foreign exchange loss of $102; compared to other expenses incurred during the fiscal quarter ended December 31, 2000 of interest and bank charges of $4,009, office expenses of $3,809, amortization of $792 and a foreign exchange loss of $228.

During  our  next  fiscal   quarter,   we  anticipate  that  our  operating  and
administrative expenses will be quantitatively and qualitatively similar to those experienced in the fiscal quarter ended December 31, 2001.

Net loss: We had a net loss of $31,391 for the fiscal quarter ended December 31, 2001, compared to a net loss of $91,726 for the fiscal quarter ended December 31, 2000. We attribute this decrease to the fact that our start-up expenses and professional fees were generally much larger in our fiscal quarter ended December 31, 2000 than they were in our fiscal quarter ended December 31, 2001. Most of these fees and expenses were incurred in early 2001 in connection with the preparation and filing of our registration statement on Form SB-2.

For our next two fiscal quarters, we anticipate that our net losses will be quantitatively and qualitatively similar to our present quarterly net loss. Please see "Capital Requirements" and the summary table information reproduced below.

Loss per share: We experienced a loss per share of $0.01 for the fiscal quarter ended December 31, 2001, compared to a loss per share of $0.09 for our fiscal quarter ended December 31, 2000.

Plan of Operation

Summary

We are a development stage company and the fiscal quarter ended December 31, 2001 was primarily devoted to strategic planning, business development, website and software testing, and the preparation and filing of our annual report on Form 10-KSB for our first full fiscal year ended September 30, 2001.

We and our software vendors completed the EasyTrivia software during the fiscal quarter ended December 31, 2001 and we are presently focused on testing our software. We anticipate that our operating expenses will be minimal during the quarter ending March 31, 2002. We do not presently anticipate incurring significant software development, software testing consulting fees, or related costs during the quarter.

Our focus remains on creating a valuable media property. We intend to begin licensing our software during the fiscal quarter ending March 31, 2002 and through the remainder of fiscal year 2002. We plan to obtain licensing agreements with other organizations in order to generate cash flow and working capital, however, there can be no assurance that we will be successful in negotiating and executing such licensing agreements with third parties.

Only if we are able to negotiate and execute software licenses during the fiscal quarter ending March 31, 2001 do we anticipate that we would generate any material revenues from operations during that quarter.

We anticipate that our licensing efforts will proceed on the basis of personal contacts and sales efforts led by Brad W. Rudover. Although our software is completed and is presently undergoing testing there may still be several unknown factors that may prevent us from fully executing our licensing strategy. If we are unable to license our software on favorable terms in a timely basis in the near future our revenues, results of operations, and our goodwill will be adversely affected.

We intend to drive traffic to our website in significant numbers only after we have licensed our software to other entities who operate on the Internet.

Because we were successful in placing all of the shares of our common stock registered under our registration statement on Form SB-2 declared effective May 15, 2001, we believe that we will have sufficient working capital to satisfy our cash requirements through the fiscal year ended September 30, 2002. We do not expect that we will hire employees in the near term. Instead, we presently intend to utilize paid consultants on a case-by-case basis.

Capital Requirements

We anticipate that our operating budget to implement our business plan and to meet our financial obligations during our second fiscal quarter ending March 31, 2002, and through the next two fiscal quarters for our next fiscal year, will be as follows:

----------------------------------------------------------------------------------------------------------
                                                 PERIOD
----------------------------------------------------------------------------------------------------------
                                            Fiscal Quarter Ended
----------------------------------------------------------------------------------------------------------
     DESCRIPTION              March 31, 2002             June 30, 2002             September 30, 2002
----------------------------------------------------------------------------------------------------------
Accounting and legal             $10,000                    $10,000                     $20,000
expenses.
----------------------------------------------------------------------------------------------------------
Consulting fees                  $13,500                    $13,500                     $13,500
----------------------------------------------------------------------------------------------------------
Office and                        $2,000                     $2,000                      $2,000
administration
----------------------------------------------------------------------------------------------------------
Website and software              $1,000                     $1,000                      $1,000
enhancements
----------------------------------------------------------------------------------------------------------
Hardware purchases                  $0                         $0                          $0
----------------------------------------------------------------------------------------------------------
Server hosting and                 $300                       $300                        $300
bandwidth
----------------------------------------------------------------------------------------------------------
Marketing                         $1,000                     $1,000                      $1,000
----------------------------------------------------------------------------------------------------------
Totals                           $27,800                    $27,800                     $37,800
----------------------------------------------------------------------------------------------------------


Going Concern

We are in the development stage and could fail before implementing our business strategy. We are a start-up venture that will incur net losses for the foreseeable future. Since our inception through December 31, 2001, we incurred net losses of $282,120. We incurred a net loss for the fiscal quarter ended
December  31,  2001 of  $31,391.  Our net  loss  for the  fiscal  quarter  ended
September 30, 2001, was $58,017. Our net loss for the fiscal quarter ended December 31, 2000 was $91,726. Our net loss declined for the fiscal quarter ended December 31, 2001 compared to the fiscal quarter ended September 30, 2001 and compared to the fiscal quarter ended December 30, 2000 primarily because we incurred fewer professional services fees and lower interest expense during our last fiscal quarter. We anticipate incurring net losses for the foreseeable future.


Liquidity and Capital Resources

During the fiscal year ended September 30, 2001, we raised $500,000 in gross proceeds by selling 5,000,000 common shares at $0.10 per share under a registration statement on Form SB-2.

As of December 31, 2001, we had cash or cash equivalents of $167,643 and working capital of $140,266. We had accounts payable and accrued expenses in the amount of $27,377.

As reported in our quarterly report on Form 10-KSB for the fiscal quarter ended September 30, 2001, we had cash or cash equivalents of $213,266 and working capital of $172,624. As of September 30, 2001, we had accounts payable and accrued expenses in the amount of $41,392. The quarter-to-quarter decrease in our cash position and the decrease of our working capital for the quarter ended December 31, 2001, is attributable to the fact that we continued to incur operating expenses while we had no sales or revenues from sales during the quarter ended December 31, 2001.

For the fiscal quarter ended December 31, 2001 we had total assets of $225,257 compared to total assets of $53,380 for the fiscal quarter ended December 31, 2000. The figure of $225,257 represents a decrease in total assets when compared with our total assets of $270,663 for the year ended September 30, 2001. This decrease in our cash position experienced during the fiscal quarter ended December 31, 2001 is attributable to the fact that we continued to pay ongoing operational expenses incurred in the quarter and prior quarters without generating revenues to fund our operations.

Product Research and Development

Our website and our entertainment software game is presently operational, however, it is presently being tested. We believe that we will focus much of our efforts in the next twelve months to the development and testing of our software and our website and to the negotiation and execution of software licenses.

We intend to seek out strategic partnerships and technology licensing opportunities throughout our fiscal year ending September 30, 2002. We intend to focus our marketing efforts in the fiscal quarter ending March 31, 2002 in licensing our software. This effort will primarily be led by Brad W. Rudover, who plans to utilize contacts that he has developed among Internet-based businesses. If we are unsuccessful in this endeavor, there is substantial doubt that we can continue to remain a going concern.

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

Personnel

For the fiscal quarter ended December 31, 2001, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future. Please review our annual report on Form 10-KSB for the fiscal year ending September 30, 2001 which we filed on December 28, 2001 for further information as to our officers and directors and their consulting arrangements with us.

We do not currently maintain key man life insurance on any of our directors or executive officers.

Stock Options

From our inception through the fiscal quarter ended December 31, 2001, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of December 31, 2001, we had no stock option grants outstanding.

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



   Exhibit Number       Description

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

        10.7(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brad W. Rudover

        10.8(1) Assignment and Release Agreement dated October 27, 2000 by and between Brad W. Rudover and Brent Snejdar

        10.9(1) Website development contract between EasyTrivia.com., Inc. and Niche Enterprises dated July 24, 2000

       10.10(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on January 12, 2001.

       10.11(1) Modification Agreement dated January 19, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc.,and Second Stage Ventures Inc.

       10.12(1) Modification Agreement dated February 16, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

      10.13(1)          Penny Web Inc. Terms and Conditions.

      10.14(1)          Click Agents Corp. Banner Placement Rules.

      10.15(1)          Lindlay Equity Fund Letter of March 7, 2001.

      10.16(2) Memorandum of Engagement by and between EasyTrivia.com., Inc., and Sage Internet Solutions Ltd. dated July 2,2001

      10.17(2) Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

       16.1(1)          Letter on Change of Certifying Accountant

       21.1(1)          Subsidiaries of the Registrant.

          (1)Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936). (2)Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on December 28, 2001 (File No. 333-56936).

                    (b) Reports on Form 8-K.

                        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


SECOND STAGE VENTURES, INC.
---------------------------
(Registrant)


                Signature                   Title                                    Date


           /s/ Zennie Morris             President and Director                 February 13, 2002
-----------------------------------     (Principal Executive Officer)
               Zennie Morris


           /s/ Blair Mills                Treasurer, Secretary and Director     February 12, 2002
----------------------------------------  (Principal Financial Officer and Accounting
               Blair Mills                Officer)
