Form 10QSB/A
period 2001-12-31
SECOND STAGE VENTURES INC
filed 2002-03-07
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                            Page
                                                                            ----

PART I- FINANCIAL INFORMATION .................................................1

ITEM 1. FINANCIAL STATEMENTS: .................................................1

  Consolidated Balance Sheet (Unaudited):
  - For December 31, 2001 and December 31, 2000................................1

  Consolidated Statements of Operations (Unaudited):
  - For the Three Months Ended December 31, 2001 and December 31, 2000.........2

  Consolidated Statements of Cash Flow (Unaudited):
  - For the Three Months Ended December 31, 2001 and December 31, 2000.........3

  Notes to Consolidated Financial Statements (Unaudited) For the Three
    Months Ended December 31, 2001 and 2000 ...................................4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................8

PART II - OTHER INFORMATION ..................................................13

ITEM 1.   LEGAL PROCEEDINGS ..................................................13

ITEM 2.   CHANGES IN SECURITIES ..............................................13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ....................................13

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ..................13

ITEM 5.   OTHER INFORMATION ..................................................13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...................................13

SIGNATURES ...................................................................15

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                                 SECOND STAGE VENTURES, INC.
                                (A Development Stage Company)

                                  CONSOLIDATED BALANCE SHEET
                                      December 31, 2001
                                         (Unaudited)


    ASSETS                                                             2001
                                                                ----------------
Current Asset
     Cash                                                       $     167,643

Furniture and Equipment, net                                              643

Software and Web Site Development Costs                                45,083

Goodwill, net                                                          11,888

                                                                $     225,257
                                                                ================

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable and accrued expenses                      $      27,377

Shareholders' Equity (Deficit)
     Common stock                                                      60,000
     Additional paid-in capital                                       420,000
     Deficit accumulated during the development stage                (282,120)
                                                                ----------------
                                                                      197,880
                                                                ----------------
                                                                $     225,257
                                                                ================


                              See Notes to Financial Statements

                                           SECOND STAGE VENTURES, INC.
                                          (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Three Months Ended December 31, 2001 and 2000, and
                 for the Period from September 1, 2000 (Date of Inception) to December 31, 2001
                                                   (Unaudited)


                                                                                                   Cumulative
                                                                                                   During the
                                                      Three-Month           Three-Month         Development Stage
                                                     Period Ended          Period Ended       September 1, 2000 to
                                                  December 31, 2001     December 31, 2000       December 31, 2001
                                                  -----------------     -----------------     --------------------
Revenue                                            $            -        $             -        $          80
                                                  -----------------     -----------------     --------------------
General and administrative expenses
     Professional fees                                     27,858                 82,888               252,340
     Interest and bank charges                                496                  4,009                13,738
     Office expenses                                        2,109                  3,809                11,410
     Depreciation                                              34                                           34
     Amortization                                             792                    792                 3,960
     Foreign exchange loss                                    102                    228                   718
                                                  -----------------     -----------------     --------------------
                                                           31,391                 91,726               282,200
                                                  -----------------     -----------------     --------------------
        Net loss for period                        $      (31,391)       $       (91,726)       $     (282,120)
                                                  =================     =================     ====================
        Basic and diluted loss per
          common share                             $        (0.01)       $         (0.09)       $        (0.09)
                                                  =================     =================     ====================
Weighted average number of shares outstanding           6,000,000              1,000,000             2,987,737
                                                  =================     =================     ====================



                              See Notes to Financial Statements


                                           SECOND STAGE VENTURES, INC.
                                          (A Development Stage Company)


                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Three Months Ended December 31, 2001 and 2000, and
                 for the Period from September 1, 2000 (Date of Inception) to December 31, 2001
                                                   (Unaudited)



                                                                                                     Cumulative
                                                                                                     During the
                                                        Three-Month            Three-Month        Development Stage
                                                       Period Ended           Period Ended       September 1, 2000 to
                                                    December 31, 2001      December 31, 2000       December 31, 2001
                                                    -----------------      -----------------     --------------------
Cash Flows From Operating Activities

  Net loss                                            $    (31,391)         $      (91,276)        $     (282,120)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Amortization                                             792                     792                  3,960
      Depreciation                                              34                                             34
    Change in operating assets and liabilities
      net of effects from purchase of subsidiary               750
      Accounts payable and accrued expenses                (14,015)                 13,716                 25,359
                                                    -----------------      -----------------     --------------------
        Net cash used in operating activities              (43,830)                (76,768)              (252,767)
                                                    -----------------      -----------------     --------------------

Cash Flows From Investing Activities
  Purchase of subsidiary                                                              (200)                  (200)
  Purchase of furniture and equipment                                                                        (677)
  Web site development costs                                (1,793)                                       (13,133)
  Cash acquired in purchase of subsidiary                                           14,420                 14,420
  Advance to subsidiary                                                                                   (60,000)
                                                    -----------------      -----------------     --------------------
        Net cash provided by (used in)
          investing activities                              (1,793)                 14,220                (59,590)
                                                    -----------------      -----------------     --------------------

Cash Flows From Financing Activities
  Borrowing under note payable, related party                                                             100,000
  Repayment under note payable, related party                                                            (100,000)
  Borrowing under note payable, shareholder                                         25,000                 25,000
  Repayment under note payable, shareholder                                                               (25,000)
  Issuance of common stock                                                                                480,000
                                                    -----------------      -----------------     --------------------
        Net cash provided by financing
          activities                                             -                  25,000                480,000
                                                    -----------------      -----------------     --------------------

        Net increase (decrease) in cash                    (45,623)                (37,548)               167,643

Cash, beginning of period                                  213,266                  44,912
                                                    -----------------      -----------------     --------------------

Cash, end of period                                   $    167,643          $        7,364         $      167,643
                                                    =================      =================     ====================

Supplementary cash flow information:
  Cash paid for interest to related party             $          -          $          509         $       11,500
                                                    =================      =================     ====================
  Cash paid for income tax                            $          -          $            -         $            -
                                                    =================      =================     ====================

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

Capital Requirements

We anticipate that our operating budget to implement our business plan and to meet our financial obligations during our second fiscal quarter ending March 31, 2002, and through the next two fiscal quarters for our next fiscal year, will be as follows:

----------------------------------------------------------------------------------------------------------
                                                 PERIOD
----------------------------------------------------------------------------------------------------------
                                            Fiscal Quarter Ended
----------------------------------------------------------------------------------------------------------
     DESCRIPTION              March 31, 2002             June 30, 2002             September 30, 2002
----------------------------------------------------------------------------------------------------------
Accounting and legal             $10,000                    $10,000                     $20,000
expenses.
----------------------------------------------------------------------------------------------------------
Consulting fees                  $13,500                    $13,500                     $13,500
----------------------------------------------------------------------------------------------------------
Office and                        $2,000                     $2,000                      $2,000
administration
----------------------------------------------------------------------------------------------------------
Website and software              $1,000                     $1,000                      $1,000
enhancements
----------------------------------------------------------------------------------------------------------
Server hosting and                 $300                       $300                        $300
bandwidth
----------------------------------------------------------------------------------------------------------
Marketing                         $1,000                     $1,000                      $1,000
----------------------------------------------------------------------------------------------------------
Totals                           $27,800                    $27,800                     $37,800
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

      10.15(1)          Lindlay Equity Fund Letter of March 7, 2001.

      10.16(2) Memorandum of Engagement by and between EasyTrivia.com., Inc., and Sage Internet Solutions Ltd. dated July 2,2001

      10.17(2) Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

       16.1(1)          Letter on Change of Certifying Accountant

       21.1(1)          Subsidiaries of the Registrant.
------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).

(2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on December 28, 2001 (File No. 333-56936).


     (b) Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


SECOND STAGE VENTURES, INC.
---------------------------
(Registrant)


                Signature                   Title                                    Date


           /s/ Zennie Morris             President and Director                   March 6, 2002
-----------------------------------     (Principal Executive Officer)
               Zennie Morris


           /s/ Blair Mills                Treasurer, Secretary and Director       March 7, 2002
----------------------------------------  (Principal Financial Officer and Accounting
               Blair Mills                Officer)
