Form 10QSB
period 2002-03-31
SECOND STAGE VENTURES INC
filed 2002-05-15
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-QSB
              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 MARCH 31, 2002



                           SECOND STAGE VENTURES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                             98-0233859
        -----------------------              ------------------------
        (Place of Incorporation)             (IRS Employer ID Number)



                           92 Welk Lane, Windward Road
                           ---------------------------
           Providenciales, Turks & Caicos Islands, British West Indies
           -----------------------------------------------------------
              (Address of registrant's principal executive office)

                                 (649) 231-2250
                                 --------------
                         (Registrant's telephone number)




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


    Number of Shares of Common Stock, $0.01 Par Value, Outstanding at April 30,
                                      2002:
                                    6,000,000
                                    ---------

                           SECOND STAGE VENTURES, INC.
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002


                              INDEX TO FORM 10-QSB
                              --------------------


                                                                            PAGE
PART  I  -  FINANCIAL  INFORMATION


Item  1.          Financial  Statements . . . . . . . . . . . . . . . . . . .  3


Item  2.          Plan  of  Operation . . . . . . . . . . . . . . . . . . . .  4



PART  II  -  OTHER  INFORMATION


Item  1.          Legal  Proceedings. . . . . . . . . . . . . . . . . . . . .  7


Item  2.          Changes  in  Securities  and  Use  of  Proceeds . . . . . .  7


Item  3.          Defaults  upon  Senior  Securities. . . . . . . . . . . . .  7


Item  4.          Submission  of  Matters  to  a Vote of Security Holders . .  7


Item  5.          Other  Information. . . . . . . . . . . . . . . . . . . . .  7


Item  6.          Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . .  7


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

                       PART I  --  FINANCIAL INFORMATION


ITEM  1.       FINANCIAL  STATEMENTS

The Financial Statements of Second Stage Ventures, Inc. (the "Company") required to be filed with the 10-QSB Quarterly Report were prepared by Management and commence on the following page, together with related notes.

In the opinion of management, the Financial Statements fairly represent the financial condition of the Company.


                          Second Stage Ventures, Inc.
                         (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2002
                                  (Unaudited)


                                     Index
                                     ------


       Consolidated Balance Sheet (Unaudited)
       For March 31, 2002 and March 31, 2001                                 F-1

       Consolidated Statements of Operations (Unaudited)
       For the Six Months Ended March 31, 2002 and March 31, 2001            F-2

       Consolidated Statements of Cash Flows (Unaudited)
       For the Six Months Ended March 31, 2002 and 2001                      F-3

       Notes to the Consolidated Financial Statements (Unaudited)
       For the Six Months Ended March 31, 2002 and 2001                      F-4

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)


                    ASSETS

Current Asset
  Cash                                                  $        120,561

Furniture and Equipment, net                                         609

Software and Web Site Development Costs                           45,196

Goodwill, net                                                     11,096
                                                        -----------------

                                                        $        177,462
                                                        =================



        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                 $          8,443

Shareholders' Equity (Deficit)
  Common stock                                                    60,000
  Additional paid-in capital                                     420,000
  Deficit accumulated during the development stage              (310,981)
                                                        -----------------

                                                                 169,019
                                                        -----------------

                                                        $        177,462
                                                        =================

                        See Notes to Financial Statements

                                                 SECOND STAGE VENTURES, INC.
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2002 and 2001, Six Months ended March 31, 2002 and 2001, and for the Period from September 1, 2000 (Date of Inception) to March 31, 2002
                                                         (Unaudited)


                                                                                                                  Cumulative
                                         Three-Month Period Ended             Six-Month Period Ended               During the
                                     ----------------------------------  ----------------------------------    Development Stage
                                                                                                             September 1, 2000 to
                                      March 31, 2002    March 31, 2001    March 31, 2002    March 31, 2001      March 31, 2002
                                     ----------------  ----------------  ----------------  ----------------  --------------------
Revenue                              $             -   $            80   $             -   $            80   $                80

General and administrative expenses
  Professional fees                           25,931            49,367            53,789           132,255               278,271
  Interest and bank charges                      359             3,320               855             7,329                14,097
  Office expenses                              1,528             1,241             3,637             5,050                12,938
  Depreciation                                    34                68                68
  Amortization                                   792               793             1,584             1,585                 4,752
  Foreign exchange loss                          217                71               319               299                   935
                                     ----------------  ----------------  ----------------  ----------------  --------------------

                                              28,861            54,792            60,252           146,518               311,061
                                     ----------------  ----------------  ----------------  ----------------  --------------------

        Net loss for period          $       (28,861)  $       (54,712)  $       (60,252)  $      (146,438)  $          (310,981)
                                     ================  ================  ================  ================  ====================

        Basic and diluted loss per
             common share            $         (0.01)  $         (0.05)  $         (0.01)  $         (0.15)  $             (0.09)
                                     ================  ================  ================  ================  ====================

Weighted average number of shares
  outstanding                              6,000,000         1,000,000         6,000,000         1,000,000             3,457,588
                                     ================  ================  ================  ================  ====================

                                                   See Notes to Financial Statements


                                                SECOND STAGE VENTURES, INC.
                                               (A Development Stage Company)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2002 and 2001, and Six Months Ended March 31, 2002 and 2001, and
                        for the Period from September 1, 2000 (Date of Inception) to March 31, 2002
                                                        (Unaudited)

                                                          Three-Month Period Ended            Six-Month Period Ended
                                                    ----------------------------------  ----------------------------------
                                                     March 31, 2002    March 31, 2001    March 31, 2002    March 31, 2001
                                                    ----------------  ----------------  ----------------  ----------------
Cash Flows From Operating Activities
  Net loss                                          $       (28,861)  $       (54,712)  $       (60,252)  $      (146,438)
  Adjustments to reconcile net loss to
       net cash used in operating activities
    Amortization                                                792               793             1,584             1,585
    Depreciation                                                 34                                  68
    Change in operating assets and liabilities
      Prepaid expense                                                                               750
      Accounts payable and accrued expenses                 (18,934)           31,890           (27,664)           45,066
                                                    ----------------  ----------------  ----------------  ----------------

        Net cash used in operating activities               (46,969)          (22,029)          (85,514)          (99,787)
                                                    ----------------  ----------------  ----------------  ----------------

Cash Flows From Investing Activities
  Purchase of subsidiary                                                                                             (200)
  Purchase of furniture and equipment
  Website development costs                                    (113)                             (7,191)
  Cash acquired in purchase of subsidiary                                                                           14,420
  Advance to subsidiary
                                                    ----------------  ----------------  ----------------  ----------------

        Net cash provided by (used in)
             investing activities                              (113)                -            (7,191)           14,220
                                                    ----------------  ----------------  ----------------  ----------------

Cash Flows From Financing Activities
  Borrowing under note payable, related party
  Repayment under note payable, related party
  Borrowing under note payable, shareholder                                    25,000                              50,000
  Repayment under note payable, shareholder
  Issuance of common stock
                                                    ----------------  ----------------  ----------------  ----------------

        Net cash provided by financing activities                 -            25,000                 -            50,000
                                                    ----------------  ----------------  ----------------  ----------------

        Net increase (decrease) in cash                     (47,082)            2,971           (92,705)          (35,567)

Cash, beginning of period                                   167,643             6,374           213,266            44,912
                                                    ----------------  ----------------  ----------------  ----------------

Cash, end of period                                 $       120,561   $         9,345   $       120,561   $         9,345
                                                    ================  ================  ================  ================

Supplementary cash flow information:
  Cash paid for interest                            $             -   $           320   $             -   $           830
                                                    ================  ================  ================  ================

  Cash paid for income tax                          $             -   $             -   $             -   $             -
                                                    ================  ================  ================  ================

                                                         Cumulative
                                                         During the
                                                     Development Stage
                                                    September 1, 2000 to
                                                       March 31, 2002
                                                    --------------------
Cash Flows From Operating Activities
  Net loss                                          $          (310,981)
  Adjustments to reconcile net loss to
       net cash used in operating activities
    Amortization                                                  4,752
    Depreciation                                                     68
    Change in operating assets and liabilities
      Prepaid expense
      Accounts payable and accrued expenses                       6,425
                                                    --------------------

        Net cash used in operating activities                  (299,736)
                                                    --------------------

Cash Flows From Investing Activities
  Purchase of subsidiary                                           (200)
  Purchase of furniture and equipment                              (677)
  Website development costs                                     (13,246)
  Cash acquired in purchase of subsidiary                        14,420
  Advance to subsidiary                                         (60,000)
                                                    --------------------

        Net cash provided by (used in)
             investing activities                               (59,703)
                                                    --------------------

Cash Flows From Financing Activities
  Borrowing under note payable, related party                   100,000
  Repayment under note payable, related party                  (100,000)
  Borrowing under note payable, shareholder                      50,000
  Repayment under note payable, shareholder                     (50,000)
  Issuance of common stock                                      480,000
                                                    --------------------

        Net cash provided by financing activities               480,000
                                                    --------------------

        Net increase (decrease) in cash                         120,561
                                                    --------------------

Cash, beginning of period

Cash, end of period                                 $           120,561
                                                    ====================

Supplementary cash flow information:
  Cash paid for interest                            $             1,150
                                                    ====================

  Cash paid for income tax                          $                 -
                                                    ====================

                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THREE AND SIX MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)



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



Note  2.  Summary  of  Significant  Accounting  Policies

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal years ended September 30, 2001 and 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

Principles  of  Consolidation
-----------------------------

The interim period consolidated financial statements contained herein include the accounts of Second Stage Ventures, Inc. and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Furniture  and  Equipment
-------------------------

Furniture and equipment are stated at cost and are depreciated using a straight-line method over the estimated life ranging from three to five years.

Software  and  Web  Site  Development  Costs
--------------------------------------------

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

No amortization of costs was recognized during the period as the software and related web site were not placed in service. The Company expects the software and website to be fully operational during the next quarter.

Costs to be incurred when the web site and related software are in the operating stage will be expensed as incurred.

Goodwill
--------

Goodwill is amortized over five years. Accumulated amortization of goodwill as of March 31, 2002, was $4,752.

Earnings  per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to March 31, 2002.

Revenue
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

Note  3.  Going  Concern

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on June 30, 2002, shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of the Company's subsidiary) on or before July 16, 2002, at a price of one dollar per share. In addition, if on June 30, 2002, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by July 16, 2002, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before August 2, 2002.

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

ITEM  2.     PLAN  OF  OPERATION


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

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Forms 10-QSB for the fiscal quarters ended December 31, 2001 and the Company's report on Form 10-KSB for the fiscal year ended September 30, 2001, and in this report on Form 10-QSB for the fiscal quarter ended March
31, 2002. The Company hereby cautions shareholders, prospective investors in the Company, and other readers not to place undue reliance on these forward-looking statements, which only address known events as of the date of this report.

GENERAL  OVERVIEW
-----------------

We are a Nevada corporation in the development stage organized on September 1, 2000. We completed our first full fiscal year on September 30, 2001.

We are in the process of developing our business and have no material revenues from our operations. We have one wholly owned subsidiary, EasyTrivia.com, Inc., a Washington corporation which maintains an office in Bellingham, Washington and which is currently developing the EasyTrivia website and the EasyTrivia software in British Columbia, Canada.

Our business strategy is to license our EasyTrivia Game Show software to small to medium-sized Internet-based business who may be interested in adding trivia and entertainment functionality to their website operations.

Our website and software became operational during the fiscal quarter ended December 31, 2001. We are not yet generating revenue from our software. During the fiscal quarter ended March 31, 2002 and at the current time, we are focused on testing our software and offering our software to others for testing. We intend to market our software to potential licensees once our testing process has concluded to our satisfaction.

PLAN  OF  OPERATION  -  SUMMARY

We are a development stage company and the fiscal quarter ended March 31, 2002 was primarily devoted to website and software testing.

We and our software vendors completed the EasyTrivia software during the fiscal quarter ended December 31, 2001 and we are presently focused on testing our software. We anticipate that our operating expenses will be minimal during the quarter ending June 30, 2002. We do not presently anticipate incurring significant software development or software testing consulting fees or related costs during the quarter.

Our focus remains on creating a valuable media property. We intend to begin licensing our software during the fiscal quarter ending June 30, 2002 and through the remainder of fiscal year 2002. We plan to obtain licensing agreements with other organizations in order to generate cash flow and working capital, however, there can be no assurance that we will be successful in negotiating and executing such licensing agreements with third parties.

Only if we are able to negotiate and execute software licenses during the fiscal quarter ending June 30, 2002 do we anticipate that we would generate any material revenues from operations during that quarter.

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

CAPITAL  REQUIREMENTS

We anticipate that our operating budget to implement our business plan and to meet our financial obligations during our third fiscal quarter ending June 30, 2002, and through the next fiscal quarter for our next fiscal year, will be as follows:

                                                 PERIOD
                                           FISCAL QUARTER ENDED
DESCRIPTION                        JUNE 30, 2002   SEPTEMBER 30, 2002

Accounting and legal expenses      $       10,000  $            20,000
Consulting fees                    $       13,500  $            13,500
Office and administration          $        2,000  $             2,000
Website and software enhancements  $        1,000  $             1,000
Hardware purchases                 $            0  $                 0
Server hosting and bandwidth       $          300  $               300
Marketing                          $        1,000  $             1,000
TOTALS                             $       27,800  $            37,800

PRODUCT  RESEARCH  AND  DEVELOPMENT

Our website and our entertainment software game is presently operational, however, it is presently being tested. We believe that we will focus much of our efforts in the next twelve months to the development and testing of our software and our website and to the negotiation and execution of software licenses.

We intend to seek out strategic partnerships and technology licensing opportunities throughout our fiscal year ending September 30, 2002. We intend to focus our marketing efforts in the fiscal quarter ending June 30, 2002 in licensing our software. Brad W. Rudover, who plans to utilize contacts that he has developed among Internet-based businesses, will primarily lead this effort. If we are unsuccessful in this endeavor, there is substantial doubt that we can continue to remain a going concern.

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


PERSONNEL

For the fiscal quarter ended March 31, 2002, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future. Please review our annual report on Form 10-KSB for the fiscal year ending September 30, 2001 which we filed on December 28, 2001 for further information as to our officers and directors and their consulting arrangements with us.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTIONS

From our inception through the fiscal quarter ended March 31, 2002, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of March 31, 2002, we had no stock option grants outstanding.

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

SECOND  STAGE  VENTURES,  INC.
------------------------------
(Registrant)

     SIGNATURE       TITLE                                         DATE
     ---------       -----                                         ----

/s/ Zennie Morris    President and Director                        May 14, 2002
-----------------    (Principal Executive Officer)
Zennie Morris



/s/ Blair Mills      Treasurer, Secretary and Director             May 14, 2002
-----------------    (Principal Financial Officer and Accounting
Blair Mills          Officer)