Form 10QSB
period 2002-06-30
SECOND STAGE VENTURES INC
filed 2002-08-14
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  JUNE 30, 2002



                          SECOND STAGE VENTURES, INC.
                          ===========================
             (Exact name of registrant as specified in its charter)


              Nevada                                     98-0233859
        -----------------                          ---------------------
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


Number of Shares of Common Stock, $0.01 Par Value, Outstanding at July 31, 2002:
                                    6,000,000
                                    ---------

                          SECOND STAGE VENTURES, INC.
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2002


                              INDEX TO FORM 10-QSB
                              --------------------


                                                                            PAGE
PART  I  -  FINANCIAL  INFORMATION


Item  1.          Financial  Statements. . . . . . . . . . . . . . . . . . . 3


Item  2.          Plan  of  Operation. . . . . . . . . . . . . . . . . . . . 4



PART  II  -  OTHER  INFORMATION


Item  1.          Legal  Proceedings . . . . . . . . . . . . . . . . . . . . 7


Item  2.          Changes  in  Securities  and  Use  of  Proceeds. . . . . . 7


Item  3.          Defaults  upon  Senior  Securities . . . . . . . . . . . . 7


Item  4.          Submission  of  Matters  to  a Vote of Security Holders. . 7


Item  5.          Other  Information  . . . . . . . . . . . . . . . . . . .  7


Item  6.          Exhibits  and  Reports  on  Form  8-K . . . . . . . . . .  7


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


CERTIFICATION  OF  PERIODIC  REPORT . . . . . . . . . . . . . . . . . . . . 10

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


                           Second Stage Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  June 30, 2002
                                   (Unaudited)


                                      Index
                                      -----


     Consolidated Balance Sheet (Unaudited)
     For June 30, 2002 and June 30, 2001                                     F-1

     Consolidated Statements of Operations (Unaudited)
     For the Nine Months Ended June 30, 2002 and June 30, 2001               F-2

     Consolidated Statements of Cash Flows (Unaudited)
     For the Nine Months Ended June 30, 2002 and 2001                        F-3

     Notes to the Consolidated Financial Statements (Unaudited)
     For the Nine Months Ended June 30, 2002 and 2001                        F-4

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)




          ASSETS

Current Asset
  Cash                                                  $         98,380

Furniture and Equipment, net                                         575

Software and Web Site Development Costs, net                      41,404

Goodwill, net                                                     10,305
                                                        -----------------

                                                        $        150,664
                                                        =================



        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                 $          4,326

Shareholders' Equity (Deficit)
  Common stock                                                    60,000
  Additional paid-in capital                                     420,000
  Deficit accumulated during the development stage              (333,662)
                                                        -----------------

                                                                 146,338
                                                        -----------------

                                                        $        150,664
                                                        =================


                       See Notes to Financial Statements.


                                         SECOND STAGE VENTURES, INC.
                                        (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended June 30, 2002 and 2001, Nine Months ended June 30, 2002 and 2001, and for the Period from September 1, 2000 (Date of Inception) to June 30, 2002
                                                 (Unaudited)


                                                                                                                    Cumulative
                                                                                                                    During the
                                          Three-Month Period Ended               Nine-Month Period Ended        Development Stage
                                     ------------------------------------   ---------------------------------  September 1, 2000 to
                                       June 30, 2002      June 30, 2001      June 30, 2002     June 30, 2001      June 30, 2002
                                     -----------------  -----------------  -----------------  ---------------  --------------------
Revenue                              $              -   $              -   $              -   $           80   $             80

General and administrative expenses
  Professional fees                            16,462             23,630             70,251          155,885            294,733
  Interest and bank charges                       248              3,352              1,103           10,681             14,345
  Office expenses                               1,359              1,830              4,996            6,880             14,297
  Depreciation and amortization                 4,618                792              6,270            2,377              9,438
  Foreign exchange (gain) loss                     (6)                 2                313              301                929
                                     -----------------  -----------------  -----------------  ---------------  -----------------

                                               22,681             29,606             82,933          176,124            333,742
                                     -----------------  -----------------  -----------------  ---------------  -----------------

        Net loss for period          $        (22,681)  $        (29,606)  $        (82,933)  $     (176,044)  $       (333,662)
                                     =================  =================  =================  ===============  =================

        Basic and diluted loss per
             common share            $          (0.00)  $          (0.03)  $          (0.01)  $        (0.17)  $          (0.09)
                                     =================  =================  =================  ===============  =================

Weighted average number of shares
  outstanding                               6,000,000          1,042,143          6,000,000        1,014,048           3,803,934
                                     -----------------  -----------------  -----------------  ---------------  -----------------


                        See Notes to Financial Statements


                                                 SECOND STAGE VENTURES, INC.
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Nine Months Ended June 30, 2002 and 2001, and for the Period
                                 from September 1, 2000 (Date of Inception) to June 30, 2002
                                                         (Unaudited)

                                                                                                        Cumulative
                                                                                                        During the
                                                               Nine-Month Period Ended               Development Stage
                                                   ---------------------------------------------
                                                                                                    September 1, 2000 to
                                                       June 30, 2002          June 30, 2001             June 30, 2002
                                                   ---------------------  ----------------------  --------------------------
Cash Flows From Operating Activities
  Net loss                                         $            (82,933)  $            (176,044)  $                (333,662)
  Adjustments to reconcile net loss to net cash
    net cash used in operating activities
    Depreciation and amortization                                 6,270                   2,377                       9,438
    Change in operating assets and liabilities
      Prepaid expense                                               750
      Accounts payable and accrued expenses                     (31,782)                  7,146                       2,307
                                                   ---------------------  ----------------------  --------------------------

        Net cash used in operating activities                  (107,695)               (166,521)                   (321,917)
                                                   ---------------------  ----------------------  --------------------------

Cash Flows From Investing Activities
  Purchase of subsidiary                                                                   (200)                       (200)
  Purchase of furniture and equipment                                                                                  (677)
  Website development costs                                      (7,191)                                            (13,246)
  Cash acquired in purchase of subsidiary                                                                            14,420
  Advance to subsidiary                                                                  14,420                     (60,000)
                                                   ---------------------  ----------------------  --------------------------

        Net cash provided by (used in) investing
             activities                                          (7,191)                 14,220                     (59,703)
                                                   ---------------------  ----------------------  --------------------------

Cash Flows From Financing Activities
  Borrowing under note payable, related party                                                                       100,000
  Repayment under note payable, related party                                                                      (100,000)
  Borrowing under note payable, shareholder                                              25,000                      50,000
  Repayment under note payable, shareholder                                                                         (50,000)
  Issuance of common stock                                                              383,500                     480,000
                                                   ---------------------  ----------------------  --------------------------

        Net cash provided by financing activities                     -                 408,500                     480,000
                                                   ---------------------  ----------------------  --------------------------

        Net increase (decrease) in cash                        (114,886)                256,199                      98,380

Cash, beginning of period                                       213,266                  44,912
                                                   ---------------------  ----------------------  --------------------------

Cash, end of period                                $             98,380   $             301,111                    98,380
                                                   =====================  ======================  ==========================

Supplementary cash flow information:
  Cash paid for interest                           $                  -                    830                      1,150
                                                   =====================  ======================  ==========================

  Cash paid for income tax                         $                  -   $                   -                         -
                                                   =====================  ======================  ==========================


                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THREE AND NINE MONTHS ENDED JUNE 30, 2002 and 2001
                                  (Unaudited)


Note  1.  Organization  and  Description  of  Business

Second Stage Ventures, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000. The Company is involved in the development of internet-based entertainment web sites that feature a trivia game show format. The Company plans to generate revenues by selling advertising and sponsorships on its web site and by licensing its game show format to other web sites.


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

As the software and web site have become fully operational during the quarter ended June 30, 2002, the Company began recognizing amortization of these costs. The Company estimates the estimated useful life of the software and web site to be 3 years based on the current internet technology environment. Accumulated amortization of the costs of software and web site as of June 30, 2002, was $3,792.

Costs incurred for the web site and related software during the operating stage are expensed as incurred.

Earnings  per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to June 30, 2002.

Revenue
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it has developed. Revenue recognition policies for software licensing will be established when the terms of licenses are established.

Note  3.  Going  Concern

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on June 30, 2003, shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of the Company's subsidiary) on or before July 15, 2003, at a price of one dollar per share. In addition, if on June 30, 2003, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by July 15, 2003, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before August 1, 2003.

The Company's business development will occur primarily in the effort to license software and sell advertising on a web site and thus the Company anticipates that it will build most of the value of its business in its subsidiary. If the Company fails to meet its obligations under the financing agreement and Brad Rudover exercises his option to reacquire the subsidiary, the Company will lose its only operating subsidiary and it would be unlikely that the Company could continue as a going concern.

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

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Forms 10-QSB for the fiscal quarters ended March 31, 2002, December 31, 2001 and the Company's report on Form 10-KSB for the fiscal year ended September 30, 2001, and in this report on Form 10-QSB for the fiscal quarter ended June 30, 2002. The Company hereby cautions shareholders, prospective investors in the Company, and other readers not to place undue reliance on these forward-looking statements, which only address known events as of the date of this report.

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

Our website and software became operational during the fiscal quarter ended June 30, 2002. To date we have not generated any significant revenue from our software through advertising or licensing agreements. We do however anticipate that we will generate revenue through licensing agreements by the end of our fiscal year. During the fiscal quarter ended June 30, 2002 and at the current time, we are focused on licensing our software to companies interested in adding a trivia component to their website. Although we have not entered into any licensing agreements, we are continually pursuing companies that have users that would be interested in playing our trivia game.

PLAN  OF  OPERATION - SUMMARY

Now that we are past the development stage of our software we are currently dedicated to marketing our software to potential licensees. While our efforts are dedicated to licensing our software our lack of capital may not allow us to fully implement our business plan and our business model may fail before generating any significant revenue.

We anticipate that our licensing efforts will proceed on the basis of personal contacts and sales efforts led by Brad W. Rudover. Although our software is completed and ready to be licensed, there may be little to no interest in our product. If we are unable to license our software on favorable terms in a timely basis in the near future our revenues, results of operations, and our goodwill will be adversely affected.

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


CAPITAL  REQUIREMENTS

We anticipate that our operating budget to implement our business plan and to meet our financial obligations during our fourth fiscal quarter ending September 30, 2002, and through the next fiscal quarter for our next fiscal year, will be as follows:


                                              PERIOD
                               --------------------------------------
                                       FISCAL QUARTER ENDED
                               --------------------------------------
DESCRIPTION                    SEPTEMBER 30, 2002   DECEMBER 31, 2002
---------------------------------------------------------------------
Accounting and legal expenses       $ 12,000            $ 7,000
---------------------------------------------------------------------
Consulting fees                     $ 12,750           $ 12,750
---------------------------------------------------------------------
Office and administration            $ 1,500            $ 1,000
---------------------------------------------------------------------
Server hosting and bandwidth           $ 500              $ 500
---------------------------------------------------------------------
TOTALS                               $26,750            $21,250
---------------------------------------------------------------------

PRODUCT  RESEARCH  AND  DEVELOPMENT

We intend to seek out strategic partnerships and technology licensing opportunities throughout our fiscal year ending September 30, 2002. We intend to focus our marketing efforts in the fiscal quarter ending September 30, 2002 in licensing our software. Brad W. Rudover, who plans to utilize contacts that he has developed among Internet-based businesses, will primarily lead this effort. If we are unsuccessful in this endeavor, there is substantial doubt that we can continue to remain a going concern.

We believe that the our success will be directly related to and will be impacted by the receptivity of other Internet-based businesses to our EasyTrivia Game Show software and our entertainment portal. We hope to convince other businesses to enter into licensing agreements with us for the use of our entertainment software in order to generate revenues. Licensing of our software is also indirectly dependent on the ability of licensees to obtain advertising within the game console. Since the advertising industry has lost interest in online advertising potential licensees may not see our software as a significant opportunity to generate revenue.


PERSONNEL

For the fiscal quarter ended June 30, 2002, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future. Please review our annual report on Form 10-KSB for the fiscal year ending September 30, 2001 which we filed on December 28, 2001 for further information as to our officers and directors and their consulting arrangements with us.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTIONS

From our inception through the fiscal quarter ended June 30, 2002, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of June 30, 2002, we had no stock option grants outstanding.

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

                    10.14(1)  Click Agents Corp. Banner Placement Rules.

                    10.15(1)  Lindlay Equity Fund Letter of March 7, 2001.

                    10.16(2)  Memorandum of Engagement by and between EasyTrivia.com.,
                              Inc., and Sage Internet Solutions Ltd. dated July 2, 2001

                    10.17(2)  Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

                      10.18   Modification Agreement dated June 30, 2002 by and between Brad
                              W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures
                              Inc.

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

SECOND  STAGE  VENTURES,  INC.
------------------------------
(Registrant)


SIGNATURE                       TITLE                               DATE
---------                       -----                               ----

/s/ Zennie  Morris
----------------------
     Zennie  Morris       President and Director               August  13,  2002
                          (Principal Executive Officer)

/s/ Blair  Mills
----------------------
     Blair Mills          Treasurer, Secretary and Director    August  13,  2002
                          (Principal Financial Officer
                          and Accounting Officer)

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, ZENNIE MORRIS, PRESIDENT/DIRECTOR of SECOND STAGE VENTURES, INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the QUARTERLY Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
     Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August  13,  2002


                                   /s/ Zennie  Morris
                                   -------------------------------------
                                   Zennie  Morris
                                   President/Director
                                   (Principal  Executive  Officer)



I, BLAR MILLS, TREASURER/DIRECTOR of SECOND STAGE VENTURES, INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the QUARTERLY Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
     Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August  13,  2002


                                   /s/ Blair  Mills
                                   -------------------------------------
                                   Blair  Mills
                                   Treasurer,  Secretary  and  Director
                                   (Principal  Accounting  Officer)