Form 10KSB
period 2002-09-30
SECOND STAGE VENTURES INC
filed 2002-12-31
CIK 1127470

FORM 10-KSB
                            ________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission File Number:  00-32903
                                                ---------

                           SECOND STAGE VENTURES, INC.
                           ---------------------------
              (Exact name of small business issuer in its charter)

                   Nevada                               98-0233859
      -------------------------------     ------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


               92 Welk Lane, Windward Road
           Providenciales, Turks & Caicos Islands,
                   British West Indies                    Not applicable
          ----------------------------------------        --------------
          (Address of principal executive offices)          (Zip Code)

                     Issuer's telephone number: 649-231-2250

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     [X]                        No     [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for most recent fiscal year:               $ NIL
                                                                   -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $322,400*
* Calculated based on the last sale price of our common stock at $0.10 per share on August 13, 2001.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares of Common Stock as
                                             -----------------------------------
of  December  15,  2002.
 -----------------------

Documents  Incorporated  by  Reference:  None.
                                         -----

                               TABLE OF CONTENTS


                                                              Page
PARTI. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1


ITEM 1. DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . .   1


ITEM 2. DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . .  20


ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .  20


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS. . . .  20


PARTII . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


ITEM 6. PLAN OF OPERATION. . . . . . . . . . . . . . . . . . .  22


ITEM 7. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .  26


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . .  28


PART III . . . . . . . . . . . . . . . . . . . . . . . . . . .  28


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT . .  28


ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .  30


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .  31


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .  33


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . .  34

ITEM 14. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . .  34

NOTE  REGARDING  FORWARD  LOOKING  STATEMENTS

Except for statements that report the Company's historical results and disclosures of historical fact, certain information contained herein constitutes "forward-looking statements." Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "anticipate", "estimate", "intend", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, but are not limited to, management's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including but not limited to, the Company's ability to generate revenues by licensing its Easy Trivia game, the Company's capital and financing requirements, the Company's ability to implement its business strategy, the Company's assessment of the demand for trivia game entertainment on the Internet, the ability to continue to develop and improve the Easy Trivia game, the estimate of the availability and cost of capital, management's assessment of general industry and economic conditions, and other statements based on the expectations or estimates of management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include among other things, the Company's inability to successfully license its Easy Trivia game during the past twelve months; the Company's history of losses, lack of revenues and stage in the development of its business; the Company's lack of working capital and uncertainties related to its ability to continue as a going concern. Please see generally "Part I. Item
I.  --  Risk  Factors"  below.

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Forms 10-QSB for the fiscal quarters ended December 31, 2001, March 31, 2002, June 30, 2002, and in this annual report on Form 10-KSB, including specifically those sections entitled "Risk Factors" and "Plan of Operation." The Company hereby cautions shareholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

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

We operate our business through our wholly owned subsidiary, EasyTrivia.com., Inc., that was incorporated under the laws of the State of Washington on July 11, 2000. We acquired EasyTrivia.com., Inc. in October 2000. Our primary business strategy is to market our subsidiary's website to several internet users with the expectation that they will register with us and play our trivia game. Our subsidiary's URL is http://www.easytrivia.com. We intend to generate revenues by selling advertising on the Easy Trivia website and by licensing our Easy Trivia technology to other websites. Information contained on our Easy Trivia website does not constitute part of this annual report.

Our operations have been funded to date by the proceeds of our initial public offering under which we raised gross proceeds of $500,000 during our fourth fiscal quarter ended September 30, 2001. In connection with the offering, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission which was declared effective on May 15, 2001. We did not raise any additional financing during the fiscal year ended September 30, 2002.

Neither we nor our subsidiary have undertaken or been subject to a voluntary or involuntary bankruptcy, receivership, or any similar proceeding.

Our principal business office is located at 92 Welk Lane, Windward Road, Providenciales, Turks & Caicos Islands, British West Indies and our phone number there is 649-231-2250. The office of EasyTrivia.com., Inc. is located at Suite 400 - 107 at 114 West Magnolia Street, Bellingham, Washington 98225, and the phone number there is 360-392-2807.

(b)  BUSINESS  OF  ISSUER

GENERAL  OVERVIEW

We are a development stage company in the process of developing our business. We have generated no revenues from our operations and have no material agreements, which are expected to allow us to generate any material revenues in the near future, if ever.

Our primary business strategy is to market our Easy Trivia website to several internet users with the expectation that they will register with us and play our trivia game. We intend to offer cash prizes as a way to attract new users to our website. Visitors to our Easy Trivia website will be exposed to several forms of advertising that are in-turn expected to generate revenue for us.

During fiscal 2002, we completed the development of our software for our Easy Trivia game with the expectation of licensing our software to other websites. We spent $1,906 during our fiscal year ended September 30, 2002 and $11,340 during our fiscal year ended September 30, 2001 on research and development efforts related to the development of our Easy Trivia game and website.

During fiscal 2002, we attempted to license our software to other companies, but were unable to license our software to any licensees. We believe that a number of factors adversely affected our ability to license our software, including the general downturn in the economy, the decline in advertising expenditures for internet advertising, weakness in the financial markets and the terrorist attacks of September 11, 2001. Despite our limited success in licensing our software, we believe our business model will be successful because our Easy
Trivia game provides entertainment and the opportunity to win cash prizes to attract visitors and players to our website.

During the quarter ended June 30, 2002, we completed the development of our Easy Trivia website. Part of our business strategy was to generate revenues from sponsors and advertisers that seek to market products and services to users that visit our website and play our game. We are concentrating our efforts on seeking sponsors for our Easy Trivia website. On October 29, 2002, we signed an agreement with AdDynamix to provide us with advertising on our website in the form of banner ads. We are in the process of seeking local companies to advertise during our Easy Trivia games in our rich media spots. Once we have rich media ads in our game, we intend to launch our website by sending out emails to all of our registered users and to email distribution lists provided to us by associates of Brad W. Rudover, a director of the Company.

We anticipate that as our user base grows so will the revenue that we generate through sponsorships and advertising. We do not anticipate that we will generate sufficient revenues to meet our operating expenses during the first half of our fiscal year ending March 31, 2003, and we may not generate sufficient revenues to meet our operating expenses during the last half of fiscal 2003 unless we are able to significantly increase traffic to our website and enter into sponsorship and advertising arrangements.

We also anticipate that if we are able to demonstrate that our Easy Trivia game can successfully build website traffic, we will have opportunities to license our software to other websites. We believe that the licensing model is an attractive method of generating revenue and may become our main source of revenue in the future.

We intend to continue to refine our technology to keep up with the changing demands of our users and the constant evolution of the internet, subject to our ability to generate sufficient revenue or raise additional capital to fund these efforts.

We intend to offer small cash prizes during our first few games and once we have a large enough user base we will ask our sponsors to donate products to us so that we can put those products up as prizes for our users. We may offer cash prizes along with sponsor prizes because we believe that cash is what will attract most of our users.

OUR  EASYTRIVIA  GAME  SHOW  CONCEPT.

EasyTrivia was developed to bridge the gap from television to the internet. We believe that by offering a web-based game featuring an interactive format, we will attract visitors and players, who cannot otherwise participate on television game shows. Our EasyTrivia Game Show provides users the opportunity to prove in an online format that they can be a winner on a game show instead of watching a television game show and saying to themselves, "I can answer that question, I should be on that show!"

Our strategy is to combine the popularity of the Internet, interactive technology, and the thrill of winning cash into a game that we anticipate will be fun, entertaining and popular.

As part of launching a website for the first time there are several difficulties involved due to small operating budgets. Since we don't have the capital to spend on advertising we are relying significantly on our email campaign to attract users to our website. In order to attract users to our website we have to offer prizes that will encourage them not only to visit our site, but to register and play the game as well. We intend to offer the following prizes. Gold Prize: $100.00, Silver Prize: $50.00, Bronze Prize: $25.00, Draw
Prize: $25.00. We do not expect there to be a Gold and/or Silver winner every day due to the pairing of users and the difficulty of our questions. We guarantee that we will award a minimum of $50 per night through our Bronze Prize and our Draw Prize.

INDUSTRY  BACKGROUND

THE  ENTERTAINMENT  AND  SWEEPSTAKES  MARKET.

Winning a prize for simply playing a game is what attracts most people to sweepstakes websites. This simple aspect of human psychology is what the EasyTrivia software intends to exploit in order to attract users to our website and to the websites of our licensees.

In the United States, sweepstakes have been around since the beginning of local government sponsored lotteries in the 1920's. Although the chances of winning the lotto are extremely small, people continue to participate because of the theory, "if you don't play you can't win." Because millions of people may have this attitude at any one time there is little difficulty in understanding why sweepstakes websites traditionally draw high user traffic counts. As an example, Bingo.com is one of the most visited websites on the Internet according to their corporate profile found at http://www.bingo.com/corporate/. This particular website draws users by offering entertainment through playing bingo, card games and other video games.

There are several sites on the Internet at present that offer similar entertainment as Bingo.com. Known competitors include websites such as pogo.com, iwin.com and freelotto.com. Our management believes that these websites are currently generating revenues. We believe that other websites are generating revenues by providing access to their user base to demographic-specific advertisers. We believe that the EasyTrivia software has been designed in a similar vein and we believe that it will open up more "targeted" advertising opportunities to our licensees.

BUSINESS  STRATEGY

The current business strategy that we are focused on is the development of revenues through sponsorships and advertising attributable to the user base that we anticipate will develop at our subsidiary's website. We believe that we will develop a unique user base at our website because individuals will be drawn to our cash prizes.

Although depending exclusively on advertising revenue is not a valid business model anymore, we believe that we can generate enough revenue to assist in our daily operating costs and eventually we will be able to license our software to other websites. We still believe that licensing will be our primary revenue source, however we must prove that our software can hold up to live users playing the game without failure before licensing it to other companies. If we can prove independently that we can generate revenue and entertain users, we believe that we can demonstrate the value of the software to potential licensees.

During the fiscal year ended September 30, 2002, we devoted our resources mainly to pursuing potential licensees for our software. Our efforts were not effective and in August 2002, we refocused our efforts on attracting sponsors to our website to allow us to generate revenue when users logon to our website.

On October 29, 2002, we signed an agreement with AdDynamix as a sponsor to provide us with advertising on our website in the form of banner ads. We are currently in the process of formulating questions for upcoming games and revising our marketing plan.

We are currently in the process of formulating questions for upcoming games and revising our marketing plan. We intend to use direct email marketing to reach thousands of users simultaneously.

LICENSING

Although we had no success in the licensing of our technology, we continue to believe that licensing will provide the best opportunity for future revenue growth and profitability. Once we have successfully hosted a few live games and we can demonstrate success in generating website traffic, we intend to begin our efforts to license our software to other companies. We intend to offer two types of license arrangements.

     Revenue  Sharing

The revenue sharing model is for small to medium sized companies that cannot afford upfront costs for software. Instead of charging an upfront fee, we intend to license the software based on a condition that they generate revenue from advertising within the game and on their website. The first year of the license agreement will require them to pay us 60% of the revenue that is generated through the EasyTrivia software. The percentage paid to us as a licensing fee will decline by 10% per year until it reaches 20% of revenue and from this percentage will be paid until the contract is terminated.

     Annual  Fee

The annual fee license is designed for large companies that have thousands of registered users that visit their site. These licensees can license our software by paying us an annual fee. We intend to charge an annual fee of approximately $5,000 per year.

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

We believe that these companies operate large websites that attract thousands of users daily and we believe that they generate revenues from operations.

Although these websites are considered our competitors for user traffic, we believe that our software is completely different from what our competitors presently offer their customers. Our trivia software is not only an interactive game, but it also helps to profile users by asking demographic/psychographic questions to determine our user's preferences.

Currently, Uproar.com licenses their trivia engine to other websites for free, however we believe that their application is not nearly as fluid as ours and does not have the same features. Buzztime.com has decided to partner with large sites such as NHL.com by licensing their software to be used on these websites.

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

Our operations have been funded to date by the proceeds of our initial public offering under which we raised $500,000 during our fourth fiscal quarter ended September 30, 2001. In connection with the offering, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission which was declared effective on May 15, 2001. We did not raise any additional financing during the fiscal year ended September 30, 2002.

We believe that we have sufficient working capital to fund our operations until approximately June 30, 2003 (see "Plan of Operation"). We anticipate that we will require additional financing of approximately $50,000 to meet our minimum capital requirements through our fiscal year ending September 30, 2003. Our ability to continue as a going concern will depend on our ability to generate revenues through advertising and licensing arrangements and to raise additional financing through the sale of equity securities or debt securities. There can be no assurance that our estimates are correct or that any financing will be available to the Company on terms acceptable to us, if at all. If we are unsuccessful in obtaining the financing required to implement our business plan, we may be required to liquidate our business and discontinue our operations.

EMPLOYEES  AND  CONSULTANTS

We had no full-time or part-time employees through the fiscal year ended September 30, 2002. Instead, Brad W. Rudover, one of our directors, provided us with consulting services under the terms of a written consulting agreement. Mr. Rudover currently spends between twenty-five to thirty hours per week providing consulting services to our subsidiary. We anticipate that Mr. Rudover will continue to work as a consultant until we can generate enough revenue to hire him as a full time employee. In addition to our arrangement with Mr. Rudover, we have agreed to pay each of Blair Mills and Zennie Morris $1,500 per month for consulting services (see "Executive Compensation"). Mr. Rudover is primarily working on the development of our website while Ms. Morris and Mr. Mills manage our finance and administration of our company.

In addition, we use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees until sufficient revenue has been generated to support such expenses. We may, from time to time, employ independent consultants or contractors for research and development, marketing, sales, and support and administrative services.

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

CONSULTING  AGREEMENTS

Under the Consulting Agreement dated October 5, 2000, between our subsidiary, our company and Mr. Rudover, we engaged Mr. Rudover to provide management and development services to our subsidiary. We agreed to pay Mr. Rudover $1,500 per month plus any out of pocket expenses actually and properly incurred in providing services to our subsidiary. As of June 2002, Mr. Rudover has agreed to reduce the amount of his consulting agreement to, $1,250 in an effort to reduce company costs. In addition to our arrangement with Mr. Rudover, we have agreed to pay Mr. Blair Mills and Ms. Zennie Morris $1,500 per month each for consulting services.

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

     REGULATION  CONCERNING  PRIVACY

Like the Communications Decency Act before it, Congress has passed the Children's Online Privacy Protection Act to protect minors from certain web-based content. Additionally, the Federal Trade Commission has issued a Notice of Proposed Rulemaking regarding the adoption of regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to, among other things:

     - give adequate notice to consumers regarding information collection and disclosure practices;

     - provide consumers with the ability to have personal identifying information deleted from a company's database;

     - provide consumers with access to their personal information and with the ability to rectify inaccurate information; and

     - obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

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

We are taking steps to prepare for the institution of any safeguards to privacy and procedures that could limit access, storage, use and transport of individual data elements. These steps include:

     - carefully identifying the source, timing and classification of each data element collected;

     - segregating data elements with matching identifiers in our data warehouse to allow for separate processes, regulations and treatments by type of data; and

     - making the maintenance of members' elections with respect to the receipt of information a priority in the handling and conveyance of information from and to members.

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

INTELLECTUAL  PROPERTY

We are not going to apply for a Trade Mark on our business because we are protected by Verisign through our registration agreement. Since we registered the domain name easytrivia.com first we are entitled to use that as our trade name until our agreement expires.

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

WE ARE AN UNDER-FUNDED START-UP BUSINESS AND WE HAVE NO SIGNIFICANT HISTORY OF OPERATIONS.

We have a limited operating history. We and our subsidiary were recently formed, and we have not earned any material amount of revenues from our operations. We have no meaningful historical financial data upon which to base our planned operating expenses or losses. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue.

As of September 30, 2002, we had cash or cash equivalents on hand of $78,059 and working capital of $62,059. We had accounts payable and accrued expenses in the amount of $16,000 and notes payable of $0. As of December 10, 2002, we had approximately $15,238 on hand as working capital. We do not anticipate that we will generate any material revenues from our operations during the first half of fiscal 2003, and anticipate that we will have a net loss for our fiscal year ending September 30, 2003. We will need to raise approximately $50,000 in additional capital to continue to fund our operations for the next twelve months. Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. We are a development stage company and we are undercapitalized.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION ON SEPTEMBER 1, 2000 AND WE EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We are in the development stage and could fail before implementing our business strategy. We are a "start-up" venture that will incur net losses for the foreseeable future. Since our inception on September 1, 2000 through the fiscal year ended September 30, 2002, we have incurred net losses of $370,225. Our net loss for the fiscal three month period ending September 30, 2002 was $36,563 and our net loss for the fiscal twelve month period ending September 30, 2002 was $119,496. We will incur additional expenses and losses before becoming profitable, if we ever become profitable. In order to become profitable, we anticipate that we must:

-     raise  additional  financing  to  fund  our  plan  of  operation;
-     execute  on  our  business  model;
-     create  brand  recognition;
-     complete  the  commercialization  of  our  EasyTrivia  Game  Show;
-     create  a  customer  base  cost-effectively;
- negotiate and execute advertising, sponsorship and licensing agreements that provide us with cash revenues; and
-     attract  and  retain  key  personnel.

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties. If we fail to successfully meet these challenges, we will likely never become profitable.

OUR ANTICIPATED BUDGET TO FUND OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS MAY PROVE TO BE INACCURATE.

We currently anticipate that we will incur the following minimum expenses over the next twelve month period for the fiscal year ending September 30, 2003:
$26,300 for accounting and legal fees, $51,000 for consulting fees and 8,380 for office expenses, rent and telephone expenses. We anticipate that we will be required to spend additional funds to successfully implement our business strategy and to successfully launch our website. Our minimum allocations are $85,680 for the twelve month period ending September 30, 2003 to meet our minimum operating requirements. We currently do not have sufficient working capital to meet these minimum requirements and we anticipate that we will need to raise at least $200,000 in order to meet our minimum capital requirements during the fiscal year ending September 30, 2003 and to continue as a going concern. We cannot assure you that our minimum budgeted expenses are reasonable or accurate in light of the unknown risks and delays that are likely to face our company. Any deviation from our budget for our plan of operations is likely to have a material adverse effect on our current plans and anticipated results of operations.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT TRAFFIC TO OUR WEBSITE BY OFFERING SMALL CASH PRIZES.

We intend to offer small cash prizes ranging from $50 to $100 to attract users to our website. Our strategy is to generate revenues from advertising and sponsorships. We estimate that we will need to demonstrate user growth of at least 20% each week for the first several months to generate any significant revenue in the near future. In order to fund our cash prize pool and expenses related to operating our Easy Trivia game, we intend to depend on the revenues that we generate from sponsors and advertisers. If we are unable to pay our prizewinners or to offer prizes that attract visitors and players to our website, our business model will be unsuccessful and we may not be able to sell advertising or obtain sponsors.

THERE CAN BE NO ASSURANCE THAT OUR BUSINESS MODEL WHICH IS DEPENDENT ON REVENUE STREAMS FROM LICENSING AGREEMENTS AND ON REVENUES FROM ADVERTISING WILL PROVE TO BE VIABLE OR THAT OUR BUDGET WILL BE SUSTAINABLE ON THAT ACCOUNT.

There can be no assurance that Internet-based businesses such as ours will be able to generate significant revenues from licensing agreements or from advertising. The Internet advertising business is a relatively new industry, we are uncertain of all of the potential viability of our business model. During the past year, there has been a steep decline in internet advertising and several business models based on generating revenues from advertising and sponsorships have failed. We may be unable to generate any material revenues from advertising or sponsorships, and we have no material agreements currently in place that are expected to result in any significant revenues in the near future.

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

WE MAY BE UNABLE TO SURVIVE AS A GOING CONCERN IF WE ARE UNABLE TO SECURE LICENSING AGREEMENTS THAT PROVIDE US WITH ROYALTIES ON A TIMELY BASIS.

We currently believe that we can carefully manage our working capital in a manner that will fund our operational requirements through to June 30, 2003. We will require additional financing to continue our operations beyond June 30, 2003. Our main obstacles to implementing our business plan are attracting quality, paying sponsors and attracting users that are genuinely interested in playing our trivia game.

Negotiating and executing on any particular licensing agreement with a prospective client can be a timely and expensive process. In addition, we may need to engage an intellectual property lawyer to assist us in negotiating and finalizing licensing agreements with potential licensees. Our past efforts to license our software were unsuccessful. We cannot assure you that we will successfully license our software or that such licensing arrangements, if any, will be commercially viable.

WE MAY BE FORCED TO SELL ALL OR A PORTION OF OUR SUBSIDIARY TO BRAD W. RUDOVER, ONE OF OUR DIRECTORS, IN JULY OF 2002, WHICH WOULD DEPRIVE US OF OUR CORE BUSINESS.

We acquired our sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires us to make cash advances to our subsidiary at certain times in the calendar year 2001 and 2002. We have modified this financing agreement at various times to extend the dates set forth in the original agreement. We last modified the definitive financing agreement on June 30, 2002. Under the terms of these agreements, as amended, if our subsidiary has cumulative cash revenues of $390,000 on June 30, 2003, Brad W. Rudover may exercise an option to acquire 98 shares of our subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) at a price of one dollar per share on or before July 15, 2003.

In addition, if on June 30, 2003, our subsidiary has cumulative cash revenues of $390,000 and we fail to make an advance of $100,000 by July 15, 2003, Mr. Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of our subsidiary for approximately $200 on or before August 1, 2003.

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

Congress and many state attorneys general and legislatures recently have announced regulatory initiatives aimed at the sweepstakes industry and at promotional websites. The publicity generated by these initiatives may adversely affect demand for our services. Our inability to comply with applicable sweepstakes regulations may have a material adverse affect on our business, results of operations and financial condition. Additionally, the Internet is a new medium for sweepstakes, and it is difficult to predict how existing laws and regulations will be interpreted. See "Business-Government Regulation and Legal Uncertainties."

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

OUR  RELIANCE  ON  ADVERTISING  AS A SOURCE OF REVENUE MAY PLACE OUR BUSINESS AT
RISK.

Although the economy remains slow we believe that our website and software can generate advertising revenue when users logon to our website. We have signed an agreement with AdDynamix and to date they have provided accurate tracking of all advertising on our site, however our dependence on this one company can present some risks. We have no reason not to believe that they will pay us the revenue that we generate, however should they decide to terminate our contract this will adversely affect our business and could force us to cease operation.

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

OUR COMMERCIAL VIABILITY WILL DEPEND, AT LEAST IN PART, ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR EASYTRIVIA GAME SHOW AND WEBSITE AND TO SUCCESSFULLY ATTRACT AND RETAIN USERS WITH DEMOGRAPHIC CHARACTERISTICS VALUABLE TO ADVERTISERS.

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

ITEM  3.  LEGAL  PROCEEDINGS

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our common shareholders during the fourth quarter of the fiscal year ended September 30, 2002.

The record date and the meeting date for the annual meeting of our shareholders for the fiscal year commenced October 1, 2002 and ending September 30, 2003 has not yet been determined.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

Our shares of common stock are quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTC-BB") quotation service under the symbol "SSVT". No shares of common stock have been traded on the OTCBB since our shares began quotation on April 9, 2002.

On December 26, 2002, the best bid price for our common stock was $0.75 per share and the best ask price was $1.50 per share.

HOLDERS  OF  COMMON  EQUITY

As of December 15, 2002, there were 6,000,000 shares of common stock outstanding, held by 38 shareholders of record.

DIVIDENDS

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

COMPENSATORY  PLANS

None.

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

USE  OF  PROCEEDS  FROM  OUR  REGISTERED  OFFERING

Our registration statement on Form SB-2 that was declared effective May 15, 2001. At the conclusion of our offering of common stock on Form SB-2, we realized net proceeds of $419,175 from gross proceeds of $500,000 after deducting $200 in printing costs, $80,000 in legal and accounting costs and $625 in organizational costs. We realized

We  used  the  proceeds  from  our  registered  public  offering  as  follows:

- Effective September 4, 2001, we made a payment of $111,500 to the Lindlay Equity Fund to retire the note held by the fund. Ms. Zennie Morris, our President, in her capacity as a Senior Client Administrator, acts as an executive officer of Temple Trust Company Ltd., a trust company in the Turks & Caicos Islands. The Temple Trust Company is the trustee of the Lindlay Equity Fund. We do not believe that our payment to the Lindlay Equity Fund constituted either a direct or indirect payment to our officer and director, Ms. Morris.

- Effective June 7, 2001 and September 4, 2001, we made a payment of $25,000 on each of these dates to Ms. Zennie Morris in repayment of the two promissory notes held by Ms. Morris that we issued on October 24, 2000 and January 12, 2001, each in the principal face amount of $25,000.

-    We  made  payments of $10,000 each to our subsidiary on March 2, 2001, June
     7, 2001 and September 5, 2001 to allow our subsidiary to develop our website and entertainment software. These payments were tendered pursuant to our obligation to our subsidiary under the financing agreement that we entered into with our subsidiary dated October 5, 2000.

- We made several distinct payments totaling $22,500 in aggregate to our three directors for consulting services rendered.

- We made several payments to several different professional service providers totaling $22,012 in aggregate for accounting and legal fees incurred in connection with the Form SB-2.

As of September 30, 2002, we had approximately $62,059 in working capital, which sum entirely represents those remaining net proceeds from our registered offering. We maintain this working capital in our corporate bank accounts at the Bank N.T. Butterfield & Son Limited and the Bank of Montreal.

ITEM  6.  PLAN  OF  OPERATION

SUMMARY

We are a development stage company. The majority of our fiscal year ended September 30, 2002 was devoted to pursuing potential licensees. We were unsuccessful licensing our software.

We completed the initial development of our Easy Trivia game and website, and we anticipate that our expenses will be lower in fiscal 2003 than our previous fiscal year. Our focus is on the marketing of our website as a fun, interactive, trivia competition that awards prizes. We believe that users will be attracted to our website and increased traffic will allow us to generate revenue through our sponsors and advertisers beginning in the quarter ended March 31, 2003. As our user base grows and our advertising revenue is realized, we intend to attempt to license our software to other web-companies that have similar games.

Our plan of operation during the twelve month period ending September 30, 2003, will be to increase traffic to our website, enter into arrangements with sponsors  for  our  Easy  Trivia  games,  enter into advertising arrangements to generate revenues from our website and to license our software to other companies. See "Item 1. Business of Issuer -- Licensing" and Item 1. Business of Issuer -- Competition."

We believe we have created a superior trivia application and we are confident that users will enjoy playing our game and become loyal to our website. Loyal users are expected to create value for our software which may allow us to license our software to various companies. We intend to continue to develop our software to keep up to the changing demands of our users and the constant evolution of the internet using revenue, if any, that we earn through advertising and licensing .

We believe that our commercial success will depend on our ability to license our software to other web-companies.

GOING  CONCERN

We are still in the development stage and could fail before implementing our business strategy. We are a "start-up" venture that will incur net losses for the foreseeable future. In their independent auditor's report dated December 6, 2002, Peterson Sullivan P.L.L.C., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities.

Since our inception through September 30, 2000, we incurred net losses of $370,225. We incurred a net loss of $119,496 for the fiscal quarter ended
September 30, 2002. We anticipate incurring net losses for the foreseeable future. We will be unable to continue as a going concern unless we are able to raise sufficient financing to meet our minimum capital requirements. There can be no assurance that such financing will be available in a timely manner and on acceptable terms, if at all.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash or cash equivalents of $78,059 and working capital of $62,059 at September 30, 2002 compared to cash or cash equivalents of $213,266 and a working capital of $172,624 at September 30, 2001. As of September 30, 2002, we had accounts payable and accrued expenses in the amount of $16,000 and notes payable of $0.

During the fiscal year ended September 30, 2002, we received no revenues from our operations and we used net cash of $133,301. Our use of cash during such period was primarily as a result of expenses related to consulting expenses, professional fees and expenses related to general administrative expenses and overhead.

We anticipate that we will be required to raise at least $50,000 during our fiscal year ending September 30, 2003. We estimate that the following expenditures are required to fully implement our business plan and to meet our minimum financial obligations during our full fiscal year ending September 30, 2003:

                                                     PERIOD
                                                     ------
                                              FISCAL QUARTER ENDED:
                               ------------------------------------------------
                               DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER
DESCRIPTION                        2002          2003       2003      30, 2003
-----------------------------  -------------  ----------  ---------  ----------
Accounting and legal expenses  $      14,000  $    6,100  $   3,100  $    3,100
-----------------------------  -------------  ----------  ---------  ----------
Consulting fees                $      12,750  $    2,750  $  12,750  $   12,750
-----------------------------  -------------  ----------  ---------  ----------
Office and administration      $       1,320  $    2,620  $   1,620  $    1,620
-----------------------------  -------------  ----------  ---------  ----------
Server Hosting and Bandwidth:  $          50  $      300  $     300  $      300
-----------------------------  -------------  ----------  ---------  ----------
TOTALS:                        $      28,370  $   21,770  $  17,770  $   17,770
-----------------------------  -------------  ----------  ---------  ----------

We are in the process of seeking sufficient financing through offering equity or debt securities to meet our minimum cash requirements and to implement our business strategy. We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all. Our ability to raise additional financing will be contingent on our ability to successfully generate revenues from advertising, sponsorships or licensing. If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.
PRODUCT  RESEARCH  AND  DEVELOPMENT

During our fiscal year ended September 30, 2002, we spent approximately $1,906 completing the initial development and testing of our software. Our software testing was completed in March 2002. Since then we spent several months pursuing potential licensing opportunities, however we were unable to license our software to any of these companies. We have revised our business strategy and intend to concentrate our efforts on building traffic to our website and building our base of end users.

We do not expect to undertake any substantial research and development efforts during the fiscal year ending September 30, 2003. During the fiscal year ending September 30, 2003, our research and development efforts are expected to be limited to developing our website and our Easy Trivia game to attract more visitors to our website. We intend to continue to refine our technology to keep up with the changing demands of our users and the constant evolution of the internet, subject to our ability to generate sufficient revenue or raise additional capital to fund these efforts.

PERSONNEL

For the fiscal year ended September 30, 2002, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTION  PLAN  AND  STOCK  OPTIONS

We have not yet adopted a stock option plan and from our inception through the fiscal year ended September 30, 2002, our Board of Directors approved no stock option grants.

As of December 15, 2002, we had no stock option grants outstanding other than that option held by Mr. Brad W. Rudover on the capital stock of our subsidiary. Please see "Part I. Item I. -- Risk Factors."

INFLATION

Our results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on our operations in the future.

OUTLOOK

INITIAL  FINANCING

Our business activities and operations have been funded to date through the issuance of three promissory notes and through the sale and issuance of 5,000,000 common shares of our common stock. See "Item 6. Market for Common Equity and Related Stockholder Matters."

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

                           SECOND STAGE VENTURES, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)

                                FINANCIAL REPORT

                               SEPTEMBER 30, 2002

                                C O N T E N T S


                                                          Page
INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . .  1
FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . .  2
  CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . .  3
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY . . . . . .  4
  CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . .  5
  NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . .  6

--------------------------------------------------------------------------------
PETERSON SULLIVAN PLLC
601 UNION STREET  SUITE 2300  SEATTLE WA  98101  206-382-777  FAX 382-7700
                          CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
  and Stockholders
Second Stage Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Second Stage Ventures, Inc. and Subsidiary (a development stage company) as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001, and for the period from September 1, 2000 (date of inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Stage Ventures, Inc. and Subsidiary (a development stage company) as of September 30, 2002, and the consolidated results of their operations and their cash flows for the years ended September 30, 2002 and 2001, and for the period from September 1, 2000 (date of inception) to September 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company remains in the development stage and as a result of not yet generating significant revenues has experienced recurring losses that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Peterson  Sullivan  PLLC

Peterson  Sullivan  PLLC
Seattle,  Washington
December  6,  2002

C:\WINDOWS\Temporary Internet Files\OLK4085\7438subsfs093002.doc  Revised:
12/30/2002 3:20 PM  lll

                        See Notes to Financial Statements


                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002



ASSETS
Current Assets
  Cash                                                   $  78,059

Furniture and Equipment, net                                   541
Software and Web Site Development Costs, net                37,663
Goodwill, net                                                9,512
                                                         ----------
                                                         $ 125,775
                                                         ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                  $  16,000

Stockholders' Equity
  Common stock, $.01 par value; 50,000,000 shares
    authorized, 6,000,000 shares issued and outstanding     60,000
  Additional paid-in capital                               420,000
  Deficit accumulated during the development stage        (370,225)
                                                         ----------

                                                           109,775
                                                         ----------
                                                         $ 125,775
                                                         ==========


                      See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended September 30, 2002 and 2001, and for the Period
        from September 1, 2000 (Date of Inception) to September 30, 2002




                                                           Cumulative
                                                           During the
                                                           Development
                                    2002          2001       Stage
                                -------------  ----------  ----------
Revenue                         $          -   $      80   $      80

General and administrative
  expenses
  Professional fees                  100,629     207,982     325,111
  Interest                                        11,500      11,500
  Website                                644                     644
  Office expense                       7,049      10,955      18,092
  Depreciation                           136                     136
  Amortization                        10,701       3,168      13,869
  Foreign exchange loss                  337         616         953
                                -------------  ----------  ----------
                                     119,496     234,221     370,305
                                -------------  ----------  ----------
    Net loss                    $   (119,496)  $(234,141)  $(370,225)
                                =============  ==========  ==========
Basic and diluted net loss per
  common share                  $      (0.02)  $   (0.10)  $   (0.08)
                                =============  ==========  ==========


                      See Notes to Financial Statements

                    SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        For the Year Ended September 30, 2002 and 2001, and for the Period
         from September 1, 2000 (Date of Inception) to September 30, 2002

                                                               Deficit
                                Common Stock                 Accumulated
                             ------------------  Additional  During the
                                                  Paid-in    Development
                              Shares    Amount    Capital       Stage        Total
                             ---------  -------  ----------  ------------  ----------
Issuance of common
  stock, September 2000      1,000,000  $10,000  $        -  $         -   $  10,000
                             ---------  -------  ----------  ------------  ----------

Net loss for 2000                                                (16,588)    (16,588)

Balance, September 30, 2000  1,000,000   10,000                  (16,588)     (6,588)

Issuance of common
  stock for cash

May 2001                     1,315,000   13,150     110,460                   123,610

June 2001                    2,520,000   25,200     211,680                  236,880

July 2001                      323,000    3,230      27,132                   30,362

August 2001                    842,000    8,420      70,728                   79,148

Net loss for 2001                                               (234,141)   (234,141)
                             ---------  -------  ----------  ------------  ----------
Balance, September 30, 2001  6,000,000   60,000     420,000     (250,729)    229,271

Net loss for 2002                                               (119,496)   (119,496)
                             ---------  -------  ----------  ------------  ----------
Balance, September 30, 2002  6,000,000  $60,000  $  420,000  $  (370,225)  $ 109,775
                             =========  =======  ==========  ============  ==========


                      See Notes to Financial Statements

                        SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years Ended September 30, 2002 and 2001, and for the Period
             from September 1, 2000 (Date of Inception) to September 30, 2002


                                                                               Cumulative
                                                                               During the
                                                                               Development
                                                        2002          2001       Stage
                                                    -------------  ----------  ----------
Cash Flows From Operating Activities
  Net loss                                          $   (119,496)  $(234,141)  $(370,225)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation                                             136                     136
    Amortization                                          10,701       3,168      13,869
  Change in operating assets and liabilities, net
    of effects from purchase of subsidiary
    Prepaid expenses                                         750        (750)
    Accounts payable and accrued expenses                (25,392)     27,874      13,982
                                                    -------------  ----------  ----------
      Net cash used in operating activities             (133,301)   (203,849)   (342,238)

Cash Flows From Investing Activities
  Purchase of subsidiary                                                (200)       (200)
  Purchase of furniture and equipment                                   (677)       (677)
  Web site development costs                              (1,906)    (11,340)    (13,246)
  Cash acquired in purchase of subsidiary                             14,420      14,420
  Advance to subsidiary                                                          (60,000)
                                                    -------------  ----------  ----------
      Net cash flows provided by (used in)
        investing activities                              (1,906)      2,203     (59,703)

Cash Flows From Financing Activities
  Borrowings under note payable, related party                                   100,000
  Repayment under note payable, related party                       (100,000)   (100,000)
  Net proceeds from issuance of common stock                         470,000     480,000
                                                    -------------  ----------  ----------
      Net cash flows provided by
        financing activities                                         370,000     480,000
                                                    -------------  ----------  ----------
      Net increase (decrease) in cash                   (135,207)    168,354      78,059

Cash, beginning of period                                213,266      44,912
                                                    -------------  ----------  ----------
Cash, end of period                                 $     78,059   $ 213,266   $  78,059
                                                    =============  ==========  ==========
Cash paid for interest                              $          -   $  11,500   $  11,500
                                                    =============  ==========  ==========


                      See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS


Note  1.  The  Company  and  Summary  of  Significant  Accounting  Policies

The Company
-----------

Second Stage Ventures, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000. In October 2000, the Company purchased 100% of the outstanding shares of common stock of EasyTrivia.com, Inc. (a Development Stage Company) ("EasyTrivia"). EasyTrivia has developed an internet-based entertainment website that features a trivia game show format. EasyTrivia plans to generate revenues by selling advertising and sponsorships on its website and by licensing its game show format to other website developers.

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $370,225 for the period from September 1, 2000 (date of inception) to September 30, 2002. The Company has financed this deficit through loans and the proceeds from the issuance of common stock.

The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan (see Note 4).

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are generally interest bearing. On occasion, cash balances exceed the federally insured limits.

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

Goodwill
--------

In connection with the acquisition of EasyTrivia, the Company recorded $15,848 of goodwill. Goodwill was amortized over five years using the straight-line method. However, in accordance with Statement of Financial Auditing Standards No. 142, the Company will no longer amortize goodwill after September 30, 2002. Accumulated amortization of goodwill as of September 30, 2002, was $6,336. Beginning on October 1, 2002, goodwill will be tested for potential impairment at least annually.

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

As of April 1, 2002, the website became fully operational and capitalizable software development costs of $45,196 are being amortized over a period of 36 months. The amortization expense as of September 30, 2002, was $7,533.

Any costs incurred since the web site and related software have become operational have been expensed as incurred.

Revenue
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the Internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

Earnings  per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to September 30, 2002. The weighted average number of shares outstanding was 6,000,000 for the year ended September 30, 2002, 2,391,858 for the year ended September 30, 2001, and 4,069,774 for the period cumulative during the development stage.

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

Comprehensive  Income
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to September 30, 2002.

New  Accounting  Standards
--------------------------

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective for the years beginning after June 15, 2002. This standard addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The adoption of SFAS 143 did not have any impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective for years beginning after December 15, 2001. This standard supersedes the previous standard on this issue as well as others which dealt with accounting for discontinued operations and the elimination of an exception to consolidation. The adoption of SFAS 144 did not have any impact on the Company's consolidated financial statements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission on FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 addresses early extinguishments of debt and capital lease agreements by lessees. The adoption of SFAS 145 did not have any impact on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions."7 The Company does not believe that the adoption of SFAS 147 will have a material impact on its consolidated financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to prior year financial statements to conform to the current year financial statement presentation.



Note  2.  Income  Taxes

The Company is liable for income taxes in the United States. As of September 30, 2002, the Company did not have any income for income tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has net operating loss carryforwards at September 30, 2002, of approximately $339,000 available to reduce future taxable income. The difference between the tax loss carryforward and the Company's financial statement losses is due to differences in amortization rates on goodwill. The tax losses expire in years 2020 and 2022.

The deferred tax assets associated with the net operating loss carryforwards are approximately $102,000 for 2002 and $70,000 for 2001. The Company has provided a full valuation allowance against the deferred tax assets because the use of the net operating loss carryforwards cannot be reasonably assured.



Note 3.  Consulting Agreement

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

Note  4.  Going  Concern

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of at least $390,000 on June 30, 2003, former shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of the Company's subsidiary) on or before July 15, 2003, at a price of one dollar per share. In addition, if on June 30, 2003, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by July 15, 2003, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before August 2, 2003.

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

The Company's consolidated financial statements are prepared using the accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses as it remains in the development stage since inception and has no current source of significant revenue. Management has not yet finalized its plan to mitigate the current circumstances.

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

We held an annual meeting by written consent action on February 8, 2001, wherein our current directors were elected to serve for terms of one year or until their replacements are duly elected by our shareholders. We have not determined the date of our annual general stockholder meeting for 2003.

Our Board of Directors met on February 8, 2001 and appointed Ms. Zennie Morris our president and Mr. Blair Mills our Secretary and Treasurer. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

As of December 15, 2002, the following persons were our only directors and our only officers:

NAME AND PRESENT OFFICE HELD:                AGE:   DIRECTOR SINCE:     OFFICER SINCE:
-------------------------------------------  ----  -----------------  ------------------

Zennie Morris, President, Director             32  September 1, 2000  September 15, 2000
-------------------------------------------  ----  -----------------  ------------------
Blair Mills, Secretary, Treasurer, Director    36  September 1, 2000  September 15, 2000
-------------------------------------------  ----  -----------------  ------------------
Brad W. Rudover, Director                      25  October  5, 2000                    -
-------------------------------------------  ----  -----------------  ------------------

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

None of our officers or directors has been involved in the past five years in any of the following:

     -    bankruptcy  proceedings;

     -    subject  to  criminal  proceedings  or  convicted  of  a criminal act;

     - subject to any order, judgment or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or

     - subject to any order for violation of federal or state securities laws or commodities laws.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Federal securities laws require the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of the Company.

To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings for the fiscal year ended September 30, 2002.

ITEM  10.  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The table below shows, for the last fiscal year recently ended September 30, 2002 compensation paid to each executive officer serving at the fiscal year ended September 30, 2002. For the fiscal year ended September 30, 2002, the Company had two executive officers, each of whom received minimal compensation under certain consulting agreements. The compensation information for these individuals is set forth below. We refer to all of our executive officers listed below as the "Named Executive Officers."

The following table sets forth compensation information for our fiscal period ended September 30, 2002 for our Named Executive Officers:

                                          SUMMARY COMPENSATION TABLE

 NAME AND                     FISCAL YEAR                                    LONG TERM COMPENSATION         ALL
 PRINCIPAL                       ENDED            COMPENSATION          --------------------------------   OTHER
 POSITION                      SEPTEMBER    --------------------------          AWARDS           PAYOUTS  COMPEN
                                  30         SALARY   BONUS   OTHER      RESTRICTED  SECURITIES    LTIP   SATION
                                             ($)      ($)     ANNUAL      STOCK        UNDER     PAYOUTS   ($)
                                                              COMPEN      AWARDS      OPTIONS
                                                             SATION(1)                  (#)
                                                                ($)
----------------------------  -----------  --------  ------  ---------  ----------  -----------  -------  -------
Ms. Zennie Morris, President         2002  $ 18,000  Nil     Nil        Nil         Nil          Nil      Nil
                                     2001  $ 18,000  Nil     Nil        Nil         Nil          Nil      Nil
----------------------------  -----------  --------  ------  ---------  ----------  -----------  -------  -------
Mr. Blair Mills, Secretary/          2002  $ 18,000  Nil     Nil        Nil         Nil          Nil      Nil
Treasurer
                                     2001  $ 18,000  Nil     Nil        Nil         Nil          Nil      Nil
----------------------------  -----------  --------  ------  ---------  ----------  -----------  -------  -------

(1)  These  figures  represent  compensation  paid  to  Ms.   Morris   and   Mr.  Mills  pursuant  to  consulting
     agreements  that  are  memorialized in meeting minutes of the board of directors of the company for September
     15,  2000  which  provide  for  monthly  compensation  of  $1,500  for  each  of  Ms.  Morris  and Mr. Mills.

We  have  never  granted  any  options  or  stock  appreciation  rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL    AMOUNT AND NATURE OF  PERCENTAGE OF
                              OWNER                 BENEFICIAL OWNERSHIP      CLASS
--------------  ----------------------------------  --------------------  --------------
BENEFICIAL  OWNERSHIP  OF  OFFICERS  AND  DIRECTORS
----------------------------------------------------------------------------------------
Common Shares   ZENNIE MORRIS                                  1,000,000          16.67%
                President and Director,
                92 Welk Lane, Windward Road
                Providenciales, Turks & Caicos
                Islands, B.W.I.
--------------  ----------------------------------  --------------------  --------------
Common Shares   Officers and Directors as a Group:             1,000,000          16.67%
--------------  ----------------------------------  --------------------  --------------

BENEFICIAL  OWNERSHIP  OF  5%  OR  GREATER  SHAREHOLDERS
----------------------------------------------------------------------------------------
Common Shares   JAMPASS INVESTMENT CORP.                         940,000          15.67%
                3081 3rd Avenue
                Whitehorse, Yukon
                Y1A 4Z7
--------------  ----------------------------------  --------------------  --------------
Common Shares   ERIKO HOTTA                                      836,000          13.93%
                688-6 Ishikawa
                Fujisawa City, Kanagawa
                Japan 252-0815
--------------  ----------------------------------  --------------------  --------------
Common Shares   ASHBOURNE INTERNATIONAL                          540,000           9.00%
                CORPORATION
                Suite 3, The Henville Building
                Prince Charles Street
                Charlestown, Nevis
                West Indies
--------------  ----------------------------------  --------------------  --------------
Common Shares   SUNPAC CAPITAL CORP.                             540,000           9.00%
                1175 Potter Greens Drive
                Edmonton, Alberta
                T5T 5Y6
--------------  ----------------------------------  --------------------  --------------
Common Shares   NB CONSULTANTS LTD.                              525,000           8.75%
                Box 599, Suite 3, Caribbean Place
                Providenciales
                Turks & Caicos Islands
                British West Indies
--------------  ----------------------------------  --------------------  --------------
Common Shares   PAGOSA INDUSTRIES LTD.                           520,000           8.67%
                Temple Financial Centre
                P.O. Box 62
                Leeward Highway
                Providenciales
                Turks & Caicos Islands
                British West Indies
--------------  ----------------------------------  --------------------  --------------
Common Shares   KET INVESTMENTS LTD.                             500,000           8.33%
                3081 Third Avenue
                Whitehorse, Yukon
                Y1A 4Z7
--------------  ----------------------------------  --------------------  --------------

We know of no arrangement that would result in a change in control of our company.

EQUITY  COMPENSATION  PLAN  INFORMATION
Below  is  a  description  of  our  equity  compensation  plans:

PLAN CATEGORY          NUMBER OF SECURITIES TO    WEIGHTED AVERAGE    NUMBER OF SECURITIES
                       BE ISSUED UPON EXERCISE   EXERCISE PRICE OF    REMAINING AVAILABLE
                       OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,  FOR FUTURE ISSUANCE
                         WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       UNDER EQUITY
                                                                       COMPENSATION PLANS
---------------------  -----------------------  --------------------  --------------------
EQUITY COMPENSATION              Nil                    Nil                   Nil
PLANS APPROVED BY
SECURITY HOLDERS
---------------------  -----------------------  --------------------  --------------------
EQUITY COMPENSATION              Nil                    Nil                   Nil
PLANS NOT APPROVED BY
SECURITY HOLDERS
---------------------  -----------------------  --------------------  --------------------
Total                            Nil                    Nil                   Nil
---------------------  -----------------------  --------------------  --------------------

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

        10.7(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com., Inc., and Brad W. Rudover
        10.8(1)  Assignment and Release Agreement dated October 27,
                 2000 by and between Brad W. Rudover and Brent
                 Snejdar
        10.9(1)  Website development contract between
                 EasyTrivia.com., Inc. and Niche Enterprises dated July
                 24, 2000
       10.10(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on January 12, 2001.
       10.11(1) Modification Agreement dated January 19, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.
       10.12(1) Modification Agreement dated February 16, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.
       10.13(1)  Penny Web Inc. Terms and Conditions.
       10.14(1)  Click Agents Corp. Banner Placement Rules.
       10.15(1)  Lindlay Equity Fund Letter of March 7, 2001.
       10.16(2) Memorandum of Engagement by and between EasyTrivia.com., Inc., and Sage Internet Solutions Ltd. dated July 2, 2001
       10.17(2) Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.
       10.18(3) Modification Agreement dated June 30, 2002 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.
         10.19   Agreement with AdDynamix dated October 29, 2002
        16.1(1)  Letter on Change of Certifying Accountant
        21.1(1)  Subsidiaries of the Registrant.

     (1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).

     (2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on December 28, 2001 (File No. 333-56936).

     (3) Previously filed as an exhibit to the registrant's 10-QSB for the period ended June 30, 2002.

(b)     Reports  on  Form  8-K

None.


ITEM  14.  CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended September 30, 2002.

CHANGES  IN  INTERNAL  CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

SECOND  STAGE  VENTURES,  INC.
------------------------------
(Registrant)


SIGNATURE                TITLE                              DATE
---------                -----                              ----


/s/  Zennie  Morris     President  and  Director            December 30, 2002
--------------------    (Principal Executive Officer)
     Zennie Morris


/s/  Blair Mills        Treasurer, Secretary and Director   December 30, 2002
--------------------    (Principal Financial Officer and
     Blair Mills        Accounting Officer)


/s/  Brad W. Rudover    Director                            December 30, 2002
--------------------
     Brad W. Rudover

                                 CERTIFICATIONS

CERTIFICATE  OF  PRINCIPAL  EXECUTIVE  OFFICER

I,  Zennie  Morris,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Second Stage Ventures, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  30,  2002


/s/  Zennie  Morris
-------------------
Zennie  Morris
President

CERTIFICATE  OF  PRINCIPAL  FINANCIAL  OFFICER

I,  Blair  Mills,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Second Stage Ventures, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  30,  2002


/s/  Blair  Mills
-----------------
Blair  Mills
Treasurer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. Sec.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Second Stage Ventures, Inc. (the "Company") on Form 10-KSB for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Zennie Morris, President of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  December  30,  2002


/s/  Zennie  Morris
-------------------
Zennie  Morris
President  (Principal  Executive  Officer)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. Sec.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Second Stage Ventures, Inc. (the "Company") on Form 10-KSB for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Blair Mills, Treasurer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December  30,  2002


/s/  Blair  Mills
-----------------
Blair  Mills
Treasurer  (Principal  Financial  Officer)