Form 10QSB
period 2002-12-31
SECOND STAGE VENTURES INC
filed 2003-02-18
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-QSB
              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                DECEMBER 31, 2002


                           SECOND STAGE VENTURES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Nevada                            98-0233859
           -----------------------              -----------------------
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


   Number of Shares of Common Stock, $0.01 Par Value, Outstanding at January 31,
                                      2003:
                                    6,000,000
                                    ---------

                          SECOND STAGE VENTURES, INC.
                              FOR THE QUARTER ENDED
                                December 31, 2002

                              INDEX TO FORM 10-QSB
                              --------------------


                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements . . . . . . . . . . . . . . . . . . . .     3

Item 2.      Plan of Operation. . . . . . . . . . . . . . . . . . . . . .     4

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .     7

Item 2.      Changes in Securities and Use of Proceeds. . . . . . . . . .     7

Item 3.      Defaults upon Senior Securities. . . . . . . . . . . . . . .     7

Item 4.      Submission of Matters to a Vote of Security Holders. . . . .     7

Item 5.      Other Information. . . . . . . . . . . . . . . . . . . . . .     7

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .     7

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

CERTIFICATION OF PERIODIC REPORT. . . . . . . . . . . . . . . . . . . . .    10

                       PART I  --  FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

The Financial Statements of Second Stage Ventures, Inc. (the "Company") required to be filed with the 10-QSB Quarterly Report were prepared by Management and commence on the following page, together with related notes.

In the opinion of management, the Financial Statements fairly represent the financial condition of the Company.


                          Second Stage Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                December 31, 2002
                                  (Unaudited)

                                      Index
                                      -----

Consolidated Balance Sheet (Unaudited)
For December 31, 2002                                                            F-1

Consolidated Statements of Operations  (Unaudited)
For the Three Months Ended December 31, 2002 and 2001, and
For the Period from September 1, 2000 (Date of Inception) to December 31, 2002   F-2

Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2002 and 2001, and
For the Period from September 1, 2000 (Date of Inception) to December 31, 2002   F-3

Notes to the Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2002 and 2001                            F-4

                           SECOND STAGE VENTURES,INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)


     ASSETS                                                   2002
                                                        ----------------
Current Assets
  Cash                                                  $        63,211
  Prepaid expense                                                   103
                                                        ----------------

        Total current assets                                     63,314

Furniture and Equipment, net                                        507

Software and Website Development Costs, net                      33,897

Goodwill, net                                                     9,512
                                                        ----------------

                                                        $       107,230
                                                        ================


     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                 $        17,871

Shareholders' Equity (Deficit)
  Common stock                                                   60,000
  Additional paid-in capital                                    420,000
  Deficit accumulated during the development stage             (390,641)
                                                        ----------------

                                                                 89,359
                                                        ----------------

                                                        $       107,230
                                                        ================

                                                   SECOND STAGE VENTURES, INC.
                                                  (A Development Stage Company

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the Three Months Ended December 31, 2002 and 2001, and
                         for the Period from September 1, 2000 (Date of Inception) to December 31, 2002
                                                          (Unaudited)

                                                                                                   Cumulative
                                                                                                   During the
                                            Three-Month                  Three-Month            Development Stage
                                           Period Ended                 Period Ended          September 1, 2000 to
                                         December 31, 2002            December 31, 2001         December 31, 2002
                                    ---------------------------  ---------------------------  --------------------
Revenue                                                     -                           -                      80
                                    ---------------------------  ---------------------------  --------------------
General and administrative expenses
  Professional fees                                     14,097                       27,858               339,208
  Interest                                                                                                 11,500
  Website                                                  307                                                951
  Office expenses                                        2,202                        2,605                20,294
  Depreciation                                              34                           34                   170
  Amortization                                           3,766                          792                17,635
  Foreign exchange loss                                     10                          102                   963
                                    ---------------------------  ---------------------------  --------------------

                                                        20,416                       31,391               390,721
                                    ---------------------------  ---------------------------  --------------------

        Net loss for period                            (20,416)                     (31,391)             (390,641)
                                    ===========================  ===========================  ====================

        Basic and diluted loss per
          common share                                  (0.003)                      (0.005)               (0.091)
                                    ===========================  ===========================  ====================

Weighted average number
  of shares outstanding                              6,000,000                    6,000,000             4,278,202
                                    ===========================  ===========================  ====================


                                   See Notes to Financial Statements

                                           SECOND STAGE VENTURES, INC.
                                          (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Three Months Ended December 31, 2002 and 2001, and
                 for the Period from September 1, 2000 (Date of Inception) to December 31, 2002
                                                   (Unaudited)

                                                                                                Cumulative
                                                                                                During the
                                                    Three-Month          Three-Month        Development Stage
                                                   Period Ended         Period Ended       September 1, 2000 to
                                                 December 31, 2002    December 31, 2001     December 31, 2002
                                                -------------------  -------------------  ----------------------
Cash Flows From Operating Activities
  Net loss                                      $          (20,416)  $          (31,391)  $            (390,641)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Amortization                                           3,766                  792                  17,635
      Depreciation                                              34                   34                     170
    Change in operating assets and liabilities
      Prepaid expenses                                        (103)                 750                    (103)
      Accounts payable and accrued expenses                  1,871              (14,015)                 15,853
                                                -------------------  -------------------  ----------------------
        Net cash used in operating activities              (14,848)             (43,830)               (357,086)
                                                -------------------  -------------------  ----------------------
Cash Flows From Investing Activities
  Purchase of subsidiary                                                                                   (200)
  Purchase of furniture and equipment                                                                      (677)
  Web site development costs                                                     (1,793)                (13,246)
  Cash acquired in purchase of subsidiary                                                                14,420
  Advance to subsidiary                                                                                 (60,000)
                                                -------------------  -------------------  ----------------------
        Net cash used in investing activities                                    (1,793)                (59,703)
                                                -------------------  -------------------  ----------------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party                                                           100,000
  Repayment under note payable, related party                                                          (100,000)
  Net proceeds from issuance of common stock                                                            480,000
                                                -------------------  -------------------  ----------------------
        Net cash provided by financing
            activities                                                                                  480,000
                                                -------------------  -------------------  ----------------------
        Net increase (decrease) in cash                    (14,848)             (45,623)                 63,211

Cash, beginning of period                                   78,059              213,266
                                                -------------------  -------------------  ----------------------
Cash, end of period                             $           63,211   $          167,643   $              63,211
                                                ===================  ===================  ======================
Supplementary cash flow information:
  Cash paid for interest                        $                -   $                -   $              11,500
                                                ===================  ===================  ======================
  Cash paid for income tax                      $                -   $                -   $                   -
                                                ===================  ===================  ======================

                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THREE MONTHS ENDED DECEMBER 31, 2002 and 2001
                                   (Unaudited)


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



Note  2.  Summary  of  Significant  Accounting  Policies

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal years ended September 30, 2002, 2001 and 2000. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim period presented.

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

As of April 2002, the website became fully operational and the Company began recognizing amortization of these costs. The Company estimates the estimated useful life of the software and website to be three years based on the current internet technology environment. Accumulated amortization of the software and website development costs as of December 31, 2002, was $11,299.

Any costs incurred since the website and related software have become operational have been expensed as incurred.

Earnings  per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to December 31, 2002. The weighted average number of shares outstanding was 6,000,000 for the quarter ended December 31, 2002, 6,000,000 for the quarter ended December 31, 2001, and 4,278,202 for the period cumulative during the development stage.

Revenue
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

Note  3.  Going  Concern

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on June 30, 2003, shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) on or before July 15, 2003, at a price of one dollar per share. In addition, if on June 30, 2003, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by July 15, 2003, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before August 2, 2003.

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

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Form 10-KSB for the fiscal year ended September 30, 2002, and in this report on Form 10-QSB for the fiscal quarter ended December 31, 2002. The Company hereby cautions shareholders, prospective investors in the Company, and other readers not to place undue reliance on these forward-looking statements, which only address known events as of the date of this report.

GENERAL OVERVIEW
----------------

We are a Nevada corporation in the development stage organized on September 1, 2000. We completed our first full fiscal year on September 30, 2001.

We are in the process of developing our business and have no material revenues from our operations. We have one wholly owned subsidiary, EasyTrivia.com, Inc., a Washington corporation which maintains an office in Bellingham, Washington and which is currently marketing the EasyTrivia website and software.

Our business strategy is to attract several users to the EasyTrivia website to participate in a live, competitive trivia game for prizes. We have not awarded any prizes to date, however we anticipate that we will during the quarter ended March 31, 2003.

Our website and software became operational during the fiscal quarter ended June 30, 2002. To date we have not generated any significant revenue from our software through advertising or licensing agreements. We do however anticipate that we will generate revenue through advertising sales by the end of our second quarter ended March 31, 2003. During the fiscal quarter ended December 31, 2002 and at the current time, we are focused on driving user traffic to our website through email marketing campaigns. We have not hosted a live game as of yet, however our first game is scheduled for March 17th, 2003. We anticipate that our first game will attract between 500 - 1000 users.

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

During the quarter ended December 31, 2002 we successfully attracted sponsors to advertise on our website and in the game. Now that we have a sufficient amount of sponsors we intend to embark on a marketing campaign through the use of direct email marketing. We expect that 500 - 1000 users will play our first game and we anticipate to generate revenue through our sponsors.

Since we were unsuccessful in our attempt to license our software we have reverted to our initial business model to attract users to our website and generate revenue through advertising. We believe that this is the best way to prove our software and at the same time get the attention of other websites that may be interested in licensing our software. Our goal is to grow our user base so that we can generate sufficient revenue to cover our cost of operation. If our game proves to be successful we anticipate that several websites will be interested in licensing our software and this will then open another revenue stream.

During the quarter ended December 31, 2002 we contacted several sponsors to advertise on our website and in our game. We signed a contract with AdDynamix on October 29, 2002 to provide us with banner advertising. Along with our agreement with AdDynamix we have contacted several local companies to advertise in our game. We have developed custom advertisements for these local companies with the intention of displaying these ads for free during our first game and then based on the success of the game we will negotiate advertising contracts with these companies.

We anticipate that as our user base grows so will the revenue that we generate through sponsorships and advertising. We do not anticipate that we will generate sufficient revenues to meet our operating expenses during the first half of our fiscal year ending March 31, 2003, and we may not generate sufficient revenues to meet our operating expenses during the last half of fiscal 2003 unless we are able to significantly increase traffic to our website
and/or  enter  into   higher  paying  advertising  arrangements.

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

PLAN OF OPERATION - SUMMARY

We are a development stage company. The majority of our fiscal year ended September 30, 2002 and fiscal quarter ended December 31, 2002 was devoted to pursuing potential licensees. We were unsuccessful licensing our software.

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

We believe that our commercial success will depend on our ability to attract sufficient users to our website and to capitalize on this traffic by displaying advertising throughout our website and in the game.

CAPITAL  REQUIREMENTS

During the fiscal quarter ended December 31, 2002, we received no revenues from our operations and we used net cash of $14,848. Our use of cash during such period was primarily as a result of expenses related to consulting expenses, professional fees and expenses related to general administrative expenses and overhead.

We anticipate that we will be required to raise at least $50,000 during our fiscal year ending September 30, 2003. We estimate that the following expenditures are required to fully implement our business plan and to meet our minimum financial obligations during our full fiscal year ending September 30, 2003:

                                                          PERIOD
                                                          ------
                                                    FISCAL QUARTER ENDED:
DESCRIPTION                        MARCH 31, 2003      JUNE 30, 2003   SEPTEMBER 30, 2003
-----------------------------  ----------------------  --------------  -------------------
Accounting and legal expenses  $                6,100  $        3,100  $             3,100
Consulting fees                $               12,750  $       12,750  $            12,750
Office and administration      $                2,620  $        1,620  $             1,620
Server Hosting and Bandwidth:  $                  300  $          300  $               300
TOTALS:                        $               21,770  $       17,770  $            17,770

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

PERSONNEL

For the fiscal quarter ended December 31, 2002, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTIONS

From our inception through the fiscal quarter ended December 31, 2002, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of December 31, 2002, we had no stock option grants outstanding.

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

          10.19(3)   Agreement with AdDynamix dated October 29, 2002.

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

     (3)Previously filed as an exhibit to the registrant's 10-QSB for the period ended June 30, 2002.


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

SECOND STAGE VENTURES, INC.
---------------------------
(Registrant)


         SIGNATURE             TITLE                           DATE
         ---------             -----                           ----

/s/ Zennie Morris              President and Director          February 14, 2003
---------------------------    (Principal Executive Officer)



/s/ Blair Mills                Treasurer, Secretary and        February 14, 2003
---------------------------    Director (Principal Financial
                               Officer and  Accounting Officer)

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, ZENNIE MORRIS, PRESIDENT/DIRECTOR of SECOND STAGE VENTURES, INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the QUARTERLY Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   February 14, 2003


                                       /s/ Zennie Morris
                                       ----------------------------------
                                       Zennie Morris
                                       President/Director
                                       (Principal Executive Officer)



I, BLAR MILLS, TREASURER/DIRECTOR of SECOND STAGE VENTURES, INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the QUARTERLY Report on Form 10-QSB of the Company for the quarterly period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   February 14, 2003


                                       /s/ Blair Mills
                                       ----------------------------------
                                       Blair Mills
                                       Treasurer, Secretary and Director
                                       (Principal Accounting Officer)