Form 10QSB
period 2003-03-31
SECOND STAGE VENTURES INC
filed 2003-05-15
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB
              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 MARCH 31, 2003


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


    Number of Shares of Common Stock, $0.01 Par Value, Outstanding at April 30,
                                      2003:
                                    6,000,000
                                    ---------

                           SECOND STAGE VENTURES, INC.
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2003


                              INDEX TO FORM 10-QSB
                              --------------------


                                                                            PAGE

PART  I  -  FINANCIAL  INFORMATION


Item  1.          Financial  Statements . . . . . . . . . . . . . . . . . . .  3


Item  2.          Plan  of  Operation . . . . . . . . . . . . . . . . . . . .  4



PART  II  -  OTHER  INFORMATION


Item  1.          Legal  Proceedings . . . . . . . . . . . . . . . . . . . .  6


Item  2.          Changes  in  Securities  and  Use  of  Proceeds. . . . . .  6


Item  3.          Defaults  upon  Senior  Securities . . . . . . . . . . . .  7


Item  4.          Submission  of  Matters  to  a Vote of Security Holders. .  7


Item  5.          Other  Information . . . . . . . . . . . . . . . . . . . .  7


Item  6.          Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . .  7


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


SECTION  302  CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . .  10

                       PART I  --  FINANCIAL INFORMATION


ITEM  1.       FINANCIAL  STATEMENTS

The Financial Statements of Second Stage Ventures, Inc. (the "Company") required to be filed with the 10-QSB Quarterly Report were prepared by Management and commence on the following page, together with related notes.

In the opinion of management, the Financial Statements fairly represent the financial condition of the Company.


                          Second Stage Ventures, Inc.
                         (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2003
                                  (Unaudited)


                                     Index
                                     ------


     Consolidated Balance Sheet (Unaudited)
     March 31, 2003                                                          F-1

     Consolidated Statements of Operations (Unaudited)
     For the Three Months Ended March 31, 2003 and 2002, Six Months Ended
     March 31, 2003 and 2002; and For the Period from September 1, 2000
     (Date of Inception) to March 31, 2003                                   F-2

     Consolidated Statements of Cash Flows (Unaudited)
     For the Three Months Ended March 31, 2003 and 2002, Six Months Ended
     March 31, 2003 and 2002; and For the Period from September 1, 2000
     (Date of Inception) to March 31, 2003                                   F-3

     Notes to the Consolidated Financial Statements (Unaudited)
     For the Three and Six Months Ended March 31, 2003 and 2002              F-4


                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)


                       ASSETS

Current Asset
  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $  32,225
  Prepaid expenses . . . . . . . . . . . . . . . . . .        109
                                                      ------------
                                                           32,334
Furniture and Equipment, net . . . . . . . . . . . . .        473
Software and Website Development Costs, net. . . . . .     30,131
Goodwill, net. . . . . . . . . . . . . . . . . . . . .      9,512
                                                      ------------
                                                        $  72,450
                                                      ============

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses. . . . . . . .  $   6,427
Shareholders' Equity (Deficit)
  Common stock . . . . . . . . . . . . . . . . . . . .     60,000
  Additional paid-in capital . . . . . . . . . . . . .    420,000
  Deficit accumulated during the development stage . .   (413,977)
                                                      ------------
                                                           66,023
                                                      ------------
                                                        $  72,450
                                                      ============


                        See Notes to Financial Statements

                                          SECOND STAGE VENTURES, INC.
                                         (A Development Stage Company)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2003 and 2002, Six Months ended March 31, 2003 and 2002, and for the Period from September 1, 2000 (Date of Inception) to March 31, 2003
                                                  (Unaudited)



                                         Three-Month        Period Ended       Six-Month        Period Ended
                                     -------------------  ----------------  ----------------  ----------------
                                       March 31, 2003      March 31, 2002    March 31, 2003    March 31, 2002
                                     -------------------  ----------------  ----------------  ----------------
Revenue . . . . . . . . . . . . . .  $                -   $             -   $             -   $             -
General and administrative expenses
  Professional fees . . . . . . . .              17,373            25,931            31,470            53,789
  Interest. . . . . . . . . . . . .
  Website . . . . . . . . . . . . .                 314                                 622
  Office expenses . . . . . . . . .               1,849             1,887             4,052             4,492
  Depreciation. . . . . . . . . . .                  34                34                68                68
  Amortization. . . . . . . . . . .               3,766               792             7,532             1,584
  Foreign exchange loss . . . . . .                                   217                 9              319
                                     -------------------  ----------------  ----------------  ----------------
                                                 23,336            28,861            43,753            60,252
                                     -------------------  ----------------  ----------------  ----------------
        Net loss for period . . . .  $          (23,336)  $       (28,861)  $       (43,753)  $       (60,252)
                                     ===================  ================  ================  ================
        Basic and diluted loss per
             common share . . . . .  $           (0.004)  $        (0.005)  $        (0.007)  $        (0.010)
                                     ===================  ================  ================  ================
Weighted average number of shares
  outstanding . . . . . . . . . . .           6,000,000         6,000,000         6,000,000         6,000,000
                                     ===================  ================  ================  ================


                                         Cumulative
                                         During the
                                      Development Stage
                                      September 1, 2000 to
                                         March 31, 2003
                                     ----------------------
Revenue . . . . . . . . . . . . . .  $                  80
General and administrative expenses
  Professional fees . . . . . . . .                356,581
  Interest. . . . . . . . . . . . .                 11,500
  Website                                            1,265
  Office expenses . . . . . . . . .                 22,144
  Depreciation. . . . . . . . . . .                    204
  Amortization. . . . . . . . . . .                 21,401
  Foreign exchange loss . . . . . .                    962
                                     ----------------------
                                                   414,057
                                     ----------------------
        Net loss for period . . . .  $            (413,977)
                                     ======================
        Basic and diluted loss per
             common share . . . . .  $              (0.093)
                                     ======================
Weighted average number of shares
  outstanding . . . . . . . . . . .              4,442,705
                                     ======================


See Notes to Financial Statements

                                                  SECOND STAGE VENTURES, INC.
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2003 and 2002, and Six Months Ended March 31, 2003 and 2002, and
                          for the Period from September 1, 2000 (Date of Inception) to March 31, 2003
                                                          (Unaudited)



                                                          Three-Month Period Ended                  Six-Month Period Ended
                                                  -----------------------------------------  ----------------------------------
                                                      March 31, 2003        March 31, 2002    March 31, 2003    March 31, 2002
                                                  -----------------------  ----------------  ----------------  ----------------
Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . .  $              (23,336)  $       (28,861)  $       (43,753)  $       (60,252)
  Adjustments to reconcile net loss to
    net cash flows from operating activities
    Amortization . . . . . . . . . . . . . . . .                   3,766               792             7,532             1,584
    Depreciation . . . . . . . . . . . . . . . .                      34                34                69                68
    Change in operating assets and liabilities
      Prepaid expense. . . . . . . . . . . . . .                      (7)             (109)              750                (7)
      Accounts payable and accrued expenses. . .                 (11,443)          (18,934)           (9,573)          (27,664)
                                                  -----------------------  ----------------  ----------------  ----------------
        Net cash flows from operating activities                 (30,986)          (46,969)          (45,834)          (85,514)
                                                  -----------------------  ----------------  ----------------  ----------------
Cash Flows From Investing Activities
  Purchase of subsidiary . . . . . . . . . . . .                       -                 -                 -                 -
  Purchase of furniture and equipment. . . . . .                       -                 -                 -                 -
  Website development costs. . . . . . . . . . .                       -              (113)                -            (7,191)
  Cash acquired in purchase of subsidiary. . . .                       -                 -                 -                 -
  Advance to subsidiary. . . . . . . . . . . . .                       -                 -                 -                 -
                                                  -----------------------  ----------------  ----------------  ----------------
        Net cash flows from investing activities                                      (113)                             (7,191)
                                                  -----------------------  ----------------  ----------------  ----------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party. .                       -                 -                 -                 -
  Repayment under note payable, related party. .                       -                 -                 -                 -
  Borrowing under note payable, shareholder. . .                       -                 -                 -                 -
  Repayment under note payable, shareholder. . .                       -                 -                 -                 -
  Issuance of common stock . . . . . . . . . . .                       -                 -                 -                 -
        Net cash flows from financing activities                       -                 -                 -                 -
                                                  -----------------------  ----------------  ----------------  ----------------
        Net increase (decrease) in cash. . . . .                 (30,986)          (47,082)          (45,834)          (92,705)
Cash, beginning of period. . . . . . . . . . . .                  63,211           167,643            78,059           213,266
                                                  -----------------------  ----------------  ----------------  ----------------
Cash, end of period. . . . . . . . . . . . . . .  $               32,225   $       120,561   $        32,225   $       120,561
                                                  =======================  ================  ================  ================
Supplementary cash flow information:
  Cash paid for interest . . . . . . . . . . . .  $                    -   $             -   $             -   $             -
                                                  =======================  ================  ================  ================
  Cash paid for income tax . . . . . . . . . . .  $                    -   $             -   $             -   $             -
                                                  =======================  ================  ================  ================




                                                   Cumulative During the
                                                     Development Stage
                                                   September 1, 2000 to
                                                      March 31, 2003

Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . .  $            (413,977)
  Adjustments to reconcile net loss to
    net cash flows from operating activities
    Amortization . . . . . . . . . . . . . . . .                 21,401
    Depreciation . . . . . . . . . . . . . . . .                    204
    Change in operating assets and liabilities
      Prepaid expense
      Accounts payable and accrued expenses. . .                  4,307
                                                  ----------------------
        Net cash flows from operating activities               (388,072)
                                                  ----------------------
Cash Flows From Investing Activities
  Purchase of subsidiary . . . . . . . . . . . .                   (200)
  Purchase of furniture and equipment. . . . . .                   (677)
  Website development costs. . . . . . . . . . .                (13,246)
  Cash acquired in purchase of subsidiary. . . .                 14,420
  Advance to subsidiary. . . . . . . . . . . . .                (60,000)
                                                  ----------------------
        Net cash flows from investing activities                (59,703)
                                                  ----------------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party. .                100,000
  Repayment under note payable, related party. .               (100,000)
  Borrowing under note payable, shareholder. . .                 50,000
  Repayment under note payable, shareholder. . .                (50,000)
  Issuance of common stock . . . . . . . . . . .                480,000
                                                  ----------------------
        Net cash flows from financing activities                480,000
                                                  ----------------------
        Net increase (decrease) in cash. . . . .                 32,225
Cash, beginning of period
                                                  ----------------------
Cash, end of period. . . . . . . . . . . . . . .  $              32,225
                                                  ======================
Supplementary cash flow information:
  Cash paid for interest . . . . . . . . . . . .  $                   -
                                                  ======================
  Cash paid for income tax . . . . . . . . . . .  $                   -
                                                  ======================


                        See Notes to Financial Statements

C:\Documents and Settings\filebox\Local Settings\Temporary Internet
Files\OLKC\7438sec033103.doc     F-6
                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THREE AND SIX MONTHS ENDED MARCH 31, 2003 and 2002
                                   (Unaudited)



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



NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal years ended September 30, 2002 and 2001. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim period presented.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The interim period consolidated financial statements contained herein include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

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

As of April 2002, the website became fully operational and the Company began recognizing amortization of these costs. The Company estimates the estimated useful life of the software and website to be three years based on the current internet technology environment. Accumulated amortization of the software and website development costs as of March 31, 2003, was $15,065.

Any costs incurred since the website and related software have become operational have been expensed as incurred.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to March 31, 2003. The weighted average number of shares outstanding was 6,000,000 for the quarters ended March 31, 2003 and 2002, and 4,442,705 for the period cumulative during the development stage.

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

ITEM  2.     PLAN  OF  OPERATION


Except for statements that report the Company's historical results and disclosures of historical fact, certain information contained herein constitutes "forward-looking statements." Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "anticipate", "estimate", "intend", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include among other things, the Company's history of losses, lack of revenues and stage in the development of its business, the Company's lack of working capital and uncertainties related to its ability to continue as a going concern. Please see generally "Part I. Item
I. -- Risk Factors" in our report on Form 10-KSB for the fiscal year ended September 30, 2002.

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Form 10-KSB for the fiscal year ended September 30, 2002, on Form 10-QSB for the fiscal quarter ended December 31, 2002, and in this report on Form 10-QSB for the fiscal quarter ended March 31, 2003. The Company hereby cautions shareholders, prospective investors in the Company, and other readers not to place undue reliance on these forward-looking statements, which only address known events as of the date of this report.

GENERAL  OVERVIEW
-----------------

We are a Nevada corporation in the development stage of our business and we were organized on September 1, 2000. We completed our first full fiscal year on September 30, 2001.

We are in the process of developing our business and have no material revenues from our operations. We have one wholly owned subsidiary, EasyTrivia.com, Inc., a Washington corporation which maintains an office in Bellingham, Washington and which is currently marketing the EasyTrivia website and software.

Our business strategy is to attract several users to the EasyTrivia website to participate in a live, competitive trivia game for prizes. During the quarter ended March 31, 2003 we held our first live, trivia game and we awarded cash prizes in total of $50 to two users. We did not generate material revenue by hosting this game and the amount of users that we attracted to our website fell short of our expectations. Although we generated little to no revenue from advertising on our website and in our game we did prove that our technology is accurate, stable and entertaining. We believe that our software is commercially viable, however we require significantly more user traffic to our website in order to generate sufficient revenue to offset our expenses.

In order for us to retain a premier advertising agency such as DoubleClick.net we are required to have a minimum of 10,000 page views per month. This is a difficult task for any website and for a start up like ours this is a steep hill to climb. We now believe that our best way to generate this type of traffic is to partner with another successful website that has similar user demographics that would complement our current user base. Partnering with an already established website is a challenge since we don't have much to offer other than our technology. Should we be unable to partner with an existing website our ability to continue as a going concern will be in question.

PLAN  OF  OPERATION  -  SUMMARY

During the fiscal quarter ended March 31, 2003 we hosted our first live trivia game. This proved that our technology operates properly, however we were unable to generate enough revenue to cover our costs. We do not intend to host another live game until we have a premier sponsor and more registered users. We will continue to lose money until we can accomplish these two tasks and should we be unable to fulfill these tasks we may be required to cease our operations.

During the next three to six months we will continue to search for premier advertising agencies that will represent us and we will also search for potential partnerships with other successful websites. We believe that our technology speaks for itself and can be an asset to any website due to its ease of customization. Other websites may not be interested in partnering with us and should this occur we might have to look into alternative ways to operate our business.

CAPITAL  REQUIREMENTS

During the fiscal quarter ended March 31, 2003, we received no revenues from our operations and we used net cash of $30,986. Our use of cash during such period was primarily as a result of expenses related to consulting expenses, professional fees and expenses related to general administrative expenses and overhead.

We anticipate that we will be required to raise at least $50,000 during our fiscal year ending September 30, 2003. We estimate that the following expenditures are required to fully implement our business plan and to meet our minimum financial obligations during our full fiscal year ending September 30, 2003:

                                              PERIOD
                                ----------------------------------
                                       FISCAL QUARTER ENDED:

        DESCRIPTION            JUNE 30, 2003   SEPTEMBER 30, 2003
-----------------------------  --------------  -------------------
Accounting and legal expenses  $        3,100  $             3,100
Consulting fees                $       12,750  $            12,750
Office and administration      $        1,620  $             1,620
Server Hosting and Bandwidth:  $          300  $               300
TOTALS:                        $       17,770  $            17,770

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

PERSONNEL

For the fiscal quarter ended March 31, 2003, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTIONS

From our inception through the fiscal quarter ended March 31, 2003, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of March 31, 2003, we had no stock option grants outstanding.

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

          None.



ITEM  5.  OTHER  INFORMATION

          None.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a) Exhibits

          EXHIBIT INDEX

          Exhibit Number   Description
          ---------------  -----------
              3.1(1)       Articles of Incorporation

              3.2(1)       Articles of Incorporation, as amended

              3.3(1)       First Amended and Restated Bylaws

              4.1(1)       Form of Subscription Agreement
                           Promissory Note payable to Ms. Zennie Morris issued by Second

             10.1(1)       Stage Ventures, Inc. issued October 24, 2000
                           Promissory Note payable to Lindlay Equity Fund issued by Second

             10.2(1)       Stage Ventures, Inc. on September 15, 2000
                           Promissory Note payable to Second Stage Ventures, Inc. issued by

             10.3(1)       EasyTrivia.com., Inc. on September 25, 2000
                           Share Purchase Agreement dated October 5, 2000 by and among
                           Second Stage Ventures, Inc., EasyTrivia.com., Inc., Brad W.

             10.4(1)       Rudover and Brent Snejdar
                           Financing Agreement dated October 5, 2000 by and among Second
                           Stage Ventures, Inc., EasyTrivia.com., Inc., Brad W. Rudover and

             10.5(1)       Brent Snejdar
                           Consulting Agreement dated October 5, 2000 by and between

             10.6(1)       EasyTrivia.com., Inc., and Brent Snejdar
                           Consulting Agreement dated October 5, 2000 by and between

             10.7(1)       EasyTrivia.com., Inc., and Brad W. Rudover
                           Assignment and Release Agreement dated October 27, 2000 by

             10.8(1)       and between Brad W. Rudover and Brent Snejdar
                           Website development contract between EasyTrivia.com., Inc. and


             10.9(1)       Niche Enterprises dated July 24, 2000
                           Promissory Note payable to Ms. Zennie Morris issued by Second

            10.10(1)       Stage Ventures, Inc. on January 12, 2001.
                           Modification Agreement dated January 19, 2001 by and between
                           Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage

            10.11(1)       Ventures Inc.
                           Modification Agreement dated February 16, 2001 by and between
                           Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage

            10.12(1)       Ventures Inc.

            10.13(1)       Penny Web Inc. Terms and Conditions.

            10.14(1)       Click Agents Corp. Banner Placement Rules.

            10.15(1)       Lindlay Equity Fund Letter of March 7, 2001.
                           Memorandum of Engagement by and between EasyTrivia.com.,

            10.16(2)       Inc., and Sage Internet Solutions Ltd. dated July 2, 2001
                           Modification Agreement dated September 30, 2001 by and
                           between Brad W. Rudover, EasyTrivia.com., Inc., and Second

            10.17(2)       Stage Ventures Inc.
                           Modification Agreement dated June 30, 2002 by and between Brad
                           W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures

            10.18(3)       Inc.

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

SECOND  STAGE  VENTURES,  INC.
------------------------------
(Registrant)



    SIGNATURE                   TITLE                     DATE
    ---------                   -----                     ----


/s/ Zennie Morris  President and Director              May 13, 2003
-----------------
Zennie Morris      (Principal Executive Officer)




/s/ Blair Mills    Treasurer, Secretary and Director   May 13, 2003
-----------------
Blair Mills        (Principal Financial Officer)

                            SECTION 302 CERTIFICATION


I,  ZENNIE  MORRIS,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Second Stage Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


                                                    /s/ Zennie Morris
                                                 -----------------------
                                                 Zennie Morris, President
                                                 (Principal Executive Officer)

                            SECTION 302 CERTIFICATION


I,  BLAIR  MILLS,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Second Stage Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


                                                  /s/ Blair Mills
                                            ---------------------------
                                            Blair Mills, Secretary and Treasurer
                                            (Principal Financial Officer)