Form 10QSB
period 2003-06-30
SECOND STAGE VENTURES INC
filed 2003-08-15
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                  JUNE 30, 2003


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


Number of Shares of Common Stock, $0.01 Par Value, Outstanding at June 30, 2003:
                                    6,000,000
                                    ---------

                           SECOND STAGE VENTURES, INC.
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2003

                              INDEX TO FORM 10-QSB
                              --------------------


                                                               PAGE
PART  I - FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . .     3


Item 2.   Plan of Operation . . . . . . . . . . . . . . . . .     4



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . .     6


Item 2.   Changes in Securities and Use of Proceeds . . . . .     6


Item 3.   Defaults upon Senior Securities . . . . . . . . . .     7


Item 4.   Submission of Matters to a Vote of Security Holders     7


Item 5.   Other Information . . . . . . . . . . . . . . . . .     7


Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . .     7


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .     9


SECTION 302 CERTIFICATIONS. . . . . . . . . . . . . . . . . .    10

                       PART I  --  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The Financial Statements of Second Stage Ventures, Inc. (the "Company") required to be filed with the 10-QSB Quarterly Report were prepared by Management and commence on the following page, together with related notes.

In the opinion of management, the Financial Statements fairly represent the financial condition of the Company.


                          Second Stage Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  June 30, 2003
                                  (Unaudited)


                                      Index
                                      -----


         Consolidated Balance Sheet (Unaudited) June 30, 2003                F-1

         Consolidated Statements of Operations (Unaudited) For
         the Three Months Ended June 30, 2003 and 2002, Nine
         Months Ended June 30, 2003 and 2002; and For the Period
         from September 1, 2000 (Date of Inception) to June 30,
         2003                                                                F-2

         Consolidated Statements of Cash Flows (Unaudited) For
         the Nine Months Ended June 30, 2003 and 2002; and For
         the Period from September 1, 2000 (Date of Inception)
         to June 30, 2003                                                    F-3

         Notes to the Consolidated Financial Statements
         (Unaudited) For the Three and Nine Months Ended June
         30, 2003 and 2002                                                   F-4

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                   ASSETS
Current Asset
  Cash                                                  $  13,121
  Prepaid expenses                                             68
                                                        ----------
        Total current assets                               13,189
Furniture and Equipment, net                                  439
Software and Web Site Development Costs, net               26,365
Goodwill                                                    9,512
                                                        ----------
                                                        $  49,505
                                                        ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                 $   2,675
Shareholders' Equity (Deficit)
  Common stock                                             60,000
  Additional paid-in capital                              420,000
  Deficit accumulated during the development stage       (433,170)
                                                        ----------
                                                           46,830
                                                        ----------
                                                        $  49,505
                                                        ==========


                        See Notes to Financial Statements

                                                 SECOND STAGE VENTURES, INC.
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002, Nine Months ended June 30, 2003 and 2002, and for the Period from September 1, 2000 (Date of Inception) to June 30, 2003
                                                         (Unaudited)

                                         Three-Month Period Ended          Nine-Month Period Ended           Cumulative
                                     --------------------------------  --------------------------------      During the
                                      June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002    Development Stage
                                     ---------------  ---------------  ---------------  ---------------  -------------------
Revenue                                    $-               $-               $-               $-                 $80
General and administrative expenses
  Professional fees                          13,195           16,462           44,666           70,251              369,776
  Interest and bank charges                     248              248              738            1,103               11,748
  Office and website expenses                 1,953            1,359            6,136            4,996               25,362
  Amortization                                3,766            4,584           11,298            6,168               25,167
  Depreciation                                   34               34              102              102                  238
  Foreign exchange (gain) loss                   (2)              (6)               7              313                  959
                                     ---------------  ---------------  ---------------  ---------------  -------------------
                                             19,194           22,681           62,947           82,933              433,250
                                     ---------------  ---------------  ---------------  ---------------  -------------------
        Net loss for period          $      (19,194)  $      (22,681)  $      (62,947)  $      (82,933)  $         (433,170)
                                     ===============  ===============  ===============  ===============  ===================
        Basic and diluted loss per
        Commons hare                 $       (0.003)  $       (0.004)  $       (0.010)  $       (0.014)  $           (0.095)
                                     ===============  ===============  ===============  ===============  ===================
Weighted average number of shares
  outstanding                             6,000,000        6,000,000        6,000,000        6,000,000            4,579,892


                        See Notes to Financial Statements

                                       SECOND STAGE VENTURES, INC.
                                      (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Nine Months Ended June 30, 2003 and 2002,
             and for the Period from September 1, 2000 (Date of Inception) to June 30, 2003
                                               (Unaudited)

                                                        Nine-Month Period Ended          Cumulative
                                                   --------------------------------      During the
                                                    June 30, 2003    June 30, 2002    Development Stage
                                                   ---------------  ---------------  -------------------
Cash Flows From Operating Activities
  Net loss                                         $      (62,947)  $      (82,933)  $         (433,170)
  Adjustments to reconcile net loss to net cash
    used in operating activities                           11,298            6,168               25,167
    Amortization                                           11,298            6,168               25,167
    Depreciation                                              102              102                  238
    Change in operating assets and liabilities
      Prepaid expense                                         (68)             750                   34
      Accounts payable and accrued expenses               (13,325)         (31,782)                 555
                                                   ---------------  ---------------  -------------------
        Net cash used in operating activities             (64,940)        (107,695)            (407,176)
                                                   ---------------  ---------------  -------------------
Cash Flows From Investing Activities
  Purchase of subsidiary                                                                           (200)
  Purchase of furniture and equipment                                                              (677)
  Website development costs                                                 (7,191)             (13,246)
  Cash acquired in purchase of subsidiary                                                        14,420
  Advance to subsidiary                                                                         (60,000)
                                                   ---------------  ---------------  -------------------
        Net cash used in investing activities                               (7,191)             (59,703)
                                                   ---------------  ---------------  -------------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party                                                   100,000
  Repayment under note payable, related party                                                  (100,000)
  Borrowing under note payable, shareholder                                                      50,000
  Repayment under note payable, shareholder                                                     (50,000)
  Issuance of common stock                                                                      480,000
                                                   ---------------  ---------------  -------------------
        Net cash provided by financing activities               -                -              480,000
                                                   ---------------  ---------------  -------------------
        Net increase (decrease) in cash                   (64,940)        (114,886)              13,121

Cash, beginning of period                                  78,061          213,266
                                                   ---------------  ---------------  -------------------
Cash, end of period                                $       13,121   $       98,380   $           13,121
                                                   ===============  ===============  ===================
Supplementary cash flow information:
  Cash paid for interest                           $            -   $            -   $           11,500
                                                   ===============  ===============  ===================
  Cash paid for income tax                         $            -   $            -   $                -
                                                   ===============  ===============  ===================

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THREE AND NINE MONTHS ENDED JUNE 30, 2003 and 2002
                                   (Unaudited)


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

As of April 2002, the website became fully operational and the Company began recognizing amortization of these costs. The Company estimates the estimated useful life of the software and website to be three years based on the current internet technology environment. Accumulated amortization of the software and website development costs as of June 30, 2003, was $18,831.

Any costs incurred since the website and related software have become operational have been expensed as incurred.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to June 30, 2003. The weighted average number of shares outstanding was 6,000,000 for the three and nine months ended June 30, 2003 and 2002, and 4,579,892 for the period cumulative during the development stage.

REVENUE
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

NOTE  3.  GOING  CONCERN

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on September 30, 2003, shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) on or before October 15, 2003, at a price of one dollar per share. In addition, if on September 30, 2003, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by October 15, 2003, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before November 1, 2003.

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

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Form 10-KSB for the fiscal year ended September 30, 2002, on Form 10-QSB for the fiscal quarter ended December 31, 2002, on Form 10-QSB for the fiscal quarter ended March 31, 2003; and in this report on Form 10-QSB for the fiscal quarter ended June30, 2003. The Company hereby cautions shareholders, prospective investors in the Company, and other readers not to place undue reliance on these forward-looking statements, which only address known events as of the date of this report.

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

Our business strategy is to attract several users to the EasyTrivia website to participate in a live, competitive trivia game for prizes. During the quarter ended March 31, 2003 we held our first live, trivia game and we awarded cash prizes in total of $50 to two users. We did not generate material revenue by hosting this game and the amount of users that we attracted to our website fell short of our expectations. Although we generated little to no revenue from advertising on our website and in our game, we did prove that our technology is accurate, stable and entertaining. We believe that our software is commercially viable, however we require significantly more user traffic to our website in order to generate sufficient revenue to offset our expenses.

In order for us to retain a premier advertising agency such as DoubleClick.net, we are required to have a minimum of 10,000 page views per month. This is a difficult task for any website and for a start up like ours this is a steep hill to climb. We now believe that our best way to generate this type of traffic is to partner with another successful website that has similar user demographics that would complement our current user base. Partnering with an already established website is a challenge since we don't have much to offer other than our technology. Should we be unable to partner with an existing website our ability to continue as a going concern will be in question.

PLAN OF OPERATION  -  SUMMARY

During the fiscal quarter ended March 31, 2003, we hosted our first live trivia game. This proved that our technology operates properly, however we were unable to generate enough revenue to cover our costs. We do not intend to host another live game until we have a premier sponsor and more registered users. We will continue to lose money until we can accomplish these two tasks and should we be unable to fulfill these tasks, we may be required to cease our operations.

During the next three to six months, we will continue to search for premier advertising agencies that will represent us and we will also search for potential partnerships with other successful websites. We believe that our technology speaks for itself and can be an asset to any website due to its ease of customization. Other websites may not be interested in partnering with us and should this occur we might have to look into alternative ways to operate our business.

CAPITAL  REQUIREMENTS

During the fiscal quarter ended June 30, 2003, we received no revenues from our operations and we used net cash of $19,104. Our use of cash during such period was primarily as a result of expenses related to consulting expenses, professional fees and expenses related to general administrative expenses and overhead.

We anticipate that we will be required to raise at least $30,000 during our fiscal year ending September 30, 2003. We estimate that the following expenditures are required to fully implement our business plan and to meet our minimum financial obligations during our full fiscal year ending September 30, 2003:

                                       PERIOD
                               ----------------------
                               FISCAL QUARTER ENDED:
                               ----------------------

       DESCRIPTION               SEPTEMBER 30, 2003
-----------------------------  ----------------------
Accounting and legal expenses  $                3,100
-----------------------------  ----------------------
Consulting fees                $               12,750
-----------------------------  ----------------------
Office and administration      $                1,620
-----------------------------  ----------------------
Server Hosting and Bandwidth:  $                  300
-----------------------------  ----------------------
TOTALS:                        $               17,770
-----------------------------  ----------------------


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

PERSONNEL
For the fiscal quarter ended June 30, 2003, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTIONS
From our inception through the fiscal quarter ended June 30, 2003, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of June 30, 2003, we had no stock option grants outstanding.

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

          10.16(2) Memorandum of Engagement by and between EasyTrivia.com., Inc., and Sage Internet Solutions Ltd. dated July 2, 2001

          10.17(2) Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

          10.18(3) Modification Agreement dated June 30, 2002 by and between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

          10.19(3)            Agreement with AdDynamix dated October 29, 2002.

          10.20 (4)           Modification Agreement dated June 30, 2003 by and
                              between Brad W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures Inc.

          16.1(1)             Letter on Change of Certifying Accountant

          21.1(1)             Subsidiaries of the Registrant.

          31.1                Section 302 Certification

          31.2                Section 302 Certification

          32                  Section 906 Certification

     (1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).

     (2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on December 28, 2001 (File No. 333-56936).

     (3) Previously filed as an exhibit to the registrant's 10-QSB for the period ended June 30, 2002.

     (4) Filed as an exhibit to the registrant's 10-QSB for the period ended June 30, 2003.



     (b)  Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SECOND STAGE VENTURES, INC.
---------------------------
(Registrant)


SIGNATURE                         TITLE                      DATE
------------------  ----------------------------------  ---------------

/s/ Zennie Morris
------------------
Zennie Morris       President and Director
                    (Principal Executive Officer)       August 13, 2003

/s/ Blair Mills
------------------
Blair Mills         Treasurer, Secretary and Director
                    (Principal Financial Officer)       August 14, 2003
