Form 10KSB
period 2003-09-30
SECOND STAGE VENTURES INC
filed 2003-12-24
CIK 1127470

FORM 10-KSB
                            ________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

           92 Welk Lane, Windward Road                   Not applicable
Providenciales,  Turks & Caicos Islands, British
                 West Indies
-------------------------------------------------  ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares of Common Stock as
                                             -----------------------------------
of  December15,  2003.
 ---------------------

Documents  Incorporated  by  Reference:  None.
                                         -----

                                        TABLE OF CONTENTS

PART I
Item 1..  Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Item 2..  Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3..  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 4..  Submission of Matters to a Vote of Shareholders. . . . . . . . . . . . . . . . . 15


PART II

Item 5..  Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . 15

Item 6..  Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 7..  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons' Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . 20

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . 24

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 15.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . 27


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

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Forms 10-QSB for the fiscal quarters ended December 31, 2002, March 31, 2003, June 30, 2003, and in this annual report on Form 10-KSB, including specifically those sections entitled "Risk Factors" and "Plan of Operation." The Company hereby cautions shareholders, prospective investors in the Company, and other readers to not place undue reliance on these forward-looking statements, which can only address known events as of the date of this report.

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

We operate our business through our wholly owned subsidiary, EasyTrivia.com, Inc., which was incorporated under the laws of the State of Washington on July 11, 2000. We acquired EasyTrivia.com. Inc. in October 2000. Our primary business strategy has been to market our subsidiary's website to several internet users with the expectation that they would register with us and play our trivia game. Our subsidiary's URL is http://www.easytrivia.com. Information contained on our Easy Trivia website does not constitute part of this annual report.

As a result of the poor performance of our existing business strategy, we are currently considering and evaluating alternative business strategies and opportunities and may pursue such alternatives in the future.

Our operations have been funded to date by the proceeds of our initial public offering under which we raised gross proceeds of $500,000 during our fourth fiscal quarter ended September 30, 2001. In connection with the offering, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission which was declared effective on May 15, 2001. During our fiscal year ended September 30, 2003, we had no revenues from operations and we used cash of $74,659. We did not raise any additional financing during the fiscal year ended September 30, 2003.

Neither we nor our subsidiary have undertaken or been subject to a voluntary or involuntary bankruptcy, receivership, or any similar proceeding.

Our principal business office is located at 92 Welk Lane, Windward Road, Providenciales, Turks & Caicos Islands, British West Indies and our phone number there is 649-231-2250. The office of EasyTrivia.com, Inc. is located at Suite 400 - 107 at 114 West Magnolia Street, Bellingham, Washington 98225, and the phone number there is 360-392-2807.

(b)  BUSINESS  OF  ISSUER

GENERAL  OVERVIEW

We are a development stage company in the process of developing our business. We have generated no revenues from our operations and have no material agreements, which are expected to allow us to generate any material revenues in the near future, if ever.

Our primary business strategy has been to market our Easy Trivia website to several internet users with the expectation that they would register with us and play our trivia game. Our plan was to offer cash prizes as a way to attract new users to our website and to generate revenue from advertising sales.

During fiscal 2002, we completed the development of our software for our Easy Trivia game with the expectation of licensing our software to other websites.

During fiscal 2003, we attempted to license our software to other companies, but were unable to license our software to any licensees. We believe that a number of factors adversely affected our ability to license our software, including the general downturn in the economy, the decline in advertising expenditures for internet advertising and lack of traffic on our website. Despite our limited success in licensing our software, we believe our business model could be successful.

Part of our business strategy was to generate revenues from sponsors and advertisers that seek to market products and services to users that visit our website and play our game. We have concentrated our efforts on seeking sponsors for our Easy Trivia website. Our strategy was to sell rich media ads in our game and to launch our website by sending out emails to all of our registered users and to email distribution lists provided to us by associates of Brad W. Rudover, a director of the Company.

We were unable to generate revenues through sponsorships and advertising. We do not anticipate that we will generate sufficient revenues to meet our operating expenses during the first half of our fiscal year ending March 31, 2004, and we may not generate sufficient revenues to meet our operating expenses during the last half of fiscal 2004 unless we are able to significantly increase traffic to our website and enter into sponsorship and advertising arrangements.

We intend to continue to refine our technology to keep up with the changing demands of our users and the constant evolution of the internet, subject to our ability to generate sufficient revenue or raise additional capital to fund these efforts.

If we are unable to demonstrate that our EasyTrivia game can successfully build website traffic, we may abandon our business strategy and pursue alternative opportunities. We are currently evaluating alternative business strategies and opportunities.

OUR  EASYTRIVIA  GAME  SHOW  CONCEPT.

EasyTrivia was developed to bridge the gap from television to the internet. We believe that by offering a web-based game featuring an interactive format, we could attract visitors and players, who cannot otherwise participate on television game shows. Our EasyTrivia Game Show provides users the opportunity to prove in an online format that they can be a winner on a game show instead of watching a television game show and saying to themselves, "I can answer that question, I should be on that show!"

Our strategy was to combine the popularity of the Internet, interactive technology, and the thrill of winning cash into a game that we anticipate will be fun, entertaining and popular.

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

There are several sites on the Internet at present that offer similar entertainment that we plan to offer. Known competitors include websites such as bingo.com, pogo.com, iwin.com and freelotto.com.

BUSINESS  STRATEGY

The current business strategy that we are focused on is the development of revenues through sponsorships and advertising attributable to the user base that we anticipate could develop at our subsidiary's website. We believe that we will develop a unique user base at our website because individuals will be drawn to our cash prizes.

On October 29, 2002, we signed an agreement with AdDynamix as a sponsor to provide us with advertising on our website in the form of banner ads.

In March 2003, we held a live competitive trivia game show and although we generated no revenue from advertising on our website, we were able to test our technology and determined that it is accurate, stable and entertaining.

During the fiscal year ended September 30, 2003, we focused our efforts on attracting sponsors to our website to allow us to generate revenue when users logon to our website.

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

CAPITAL  REQUIREMENTS

Capital requirements of an entertainment technology start-up company are continuous, especially in the early years and last until such a company can establish a viable revenue stream. We are a development stage company and we are undercapitalized. We have not generated any revenues from operations.

Our operations have been funded to date by the proceeds of our initial public offering under which we raised $500,000 during our fourth fiscal quarter ended September 30, 2001. We did not raise any additional financing during the fiscal year ended September 30, 2003.

We have a working capital deficit of $5,242 and we anticipate that we will require additional financing of at least $100,000 to meet our minimum capital requirements through our fiscal year ending September 30, 2004. Our ability to continue as a going concern will depend on our ability to generate revenues through advertising and licensing arrangements and to raise additional financing through the sale of equity securities or debt securities. In addition, we have evaluated alternative business strategies and opportunities that we may pursue in the future. If we pursue an alternative strategy or opportunity, we anticipate we will require additional capital. There can be no assurance that our estimates are correct or that any financing will be available to the Company on terms acceptable to us, if at all. If we are unsuccessful in obtaining the financing required to implement our business plan, we may be required to liquidate our business and discontinue our operations.

EMPLOYEES  AND  CONSULTANTS

We had no full-time or part-time employees through the fiscal year ended September 30, 2003. Instead, we have agreed to pay Blair Mills and Zennie Morris $1,500 per month for consulting services (see "Executive Compensation"). Ms. Morris and Mr. Mills manage our finance and administration of our company.

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

CONSULTING  AGREEMENTS

The company has agreed to pay Mr. Blair Mills and Ms. Zennie Morris $1,500 per month each for consulting services.

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

INTELLECTUAL  PROPERTY

We have no registered trademarks. We registered our domain name, easytrivia.com with Verisign.

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

WE  MAY  BE  UNABLE  TO  SURVIVE  AS  A  GOING  CONCERN

We will require additional financing to continue our operations and our auditors have expressed substantial doubt regarding our ability to continue as a going concern. Unless we are able to raise additional capital and generate revenues from our operations, we may be forced to discontinue our operations.

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

As of September 30, 2003, we had cash or cash equivalents on hand of $3,400 and a working capital deficit of $5,242. We had accounts payable and accrued expenses in the amount of $8,642 and notes payable of $0. On October 20, 3003, we received a loan of $20,000 from our President. As of December 15, 2003, we had approximately $6,780 on hand as working capital. We do not anticipate that we will generate any material revenues from our operations during the first half of fiscal 2004, and anticipate that we will have a net loss for our fiscal year ending September 30, 2004. We will need to raise approximately $100,000 in additional capital to continue to fund our operations for the next twelve months. Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. We are a development stage company and we are undercapitalized.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION ON SEPTEMBER 1, 2000 AND WE EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

We are in the development stage and could fail before implementing our business strategy. We are a "start-up" venture that will incur net losses for the foreseeable future. Since our inception on September 1, 2000 through the fiscal year ended September 30, 2003, we have incurred net losses of $452,726. Our net loss for the fiscal three month period ending September 30, 2003 was $19,554 and our net loss for the fiscal twelve month period ending September 30, 2003 was $82,501. We will incur additional expenses and losses before becoming profitable, if we ever become profitable. In order to become profitable, we anticipate that we must:

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

OUR ANTICIPATED BUDGET TO FUND OUR PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS MAY PROVE TO BE INACCURATE.

We currently anticipate that we will incur the following minimum expenses over the next twelve month period for the fiscal year ending September 30, 2004:
$29,500 for accounting and legal fees, $36,000 for consulting fees and $7,000 for office expenses, rent and telephone expenses. We anticipate that we will be required to spend additional funds to successfully implement our business strategy and to successfully launch our website. Our minimum allocations are $73,100 for the twelve month period ending September 30, 2004 to meet our minimum operating requirements. We currently do not have sufficient working capital to meet these minimum requirements and we anticipate that we will need to raise at least $100,000 in order to meet our minimum capital requirements during the fiscal year ending September 30, 2004 and to continue as a going concern. We cannot assure you that our minimum budgeted expenses are reasonable or accurate in light of the unknown risks and delays that are likely to face our company. Any deviation from our budget for our plan of operations is likely to have a material adverse effect on our current plans and anticipated results of operations.

OUR  SUCCESS  WILL  DEPEND  ON  OUR  ABILITY  TO ATTRACT TRAFFIC TO OUR WEBSITE.

Our strategy was to offer small cash prizes ranging from $50 to $100 to attract users to our website. Our strategy was to generate revenues from advertising and sponsorships. To date we have been unsuccessful in implementing our business strategy and increasing traffic to our site. In order to fund our cash prize pool and expenses related to operating our Easy Trivia game, we intend to depend on the revenues that we generate from sponsors and advertisers. If we are unable to pay our prizewinners or to offer prizes that attract visitors and players to our website, our business model will be unsuccessful and we may not be able to sell advertising or obtain sponsors.

THERE CAN BE NO ASSURANCE THAT OUR BUSINESS MODEL WHICH IS DEPENDENT ON REVENUE STREAMS FROM LICENSING AGREEMENTS AND ON REVENUES FROM ADVERTISING WILL PROVE TO BE VIABLE OR THAT OUR BUDGET WILL BE SUSTAINABLE ON THAT ACCOUNT.

There can be no assurance that Internet-based businesses such as ours will be able to generate significant revenues from licensing agreements or from advertising. The Internet advertising business is a relatively new industry, we are uncertain about the viability of our business model.

During the past year, there has been a steep decline in internet advertising and several business models based on generating revenues from advertising and sponsorships have failed. We may be unable to generate any material revenues from advertising or sponsorships, and we have no material agreements currently in place that are expected to result in any significant revenues in the near future. Our business plan requires us to build brand recognition and develop methods to direct traffic to our site as a means of enabling us to sell advertising or licensing rights. To date we have been unable to generate any revenues from advertising to support our promotional efforts.

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

WE MAY BE FORCED TO SELL ALL OR A PORTION OF OUR SUBSIDIARY TO BRAD W. RUDOVER, ONE OF OUR DIRECTORS, IN OCTOBER 2004, WHICH WOULD DEPRIVE US OF OUR CORE BUSINESS.

We acquired our sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires us to make cash advances to our subsidiary at certain times in the calendar year 2001 and 2002. We have modified this financing agreement at various times to extend the dates set forth in the original agreement. We last modified the definitive financing agreement on September 30, 2003. Under the terms of these agreements, as amended, if our subsidiary has cumulative cash revenues of $390,000 on September 30, 2004, Brad
W. Rudover may exercise an option to acquire 98 shares of our subsidiary's common stock (which constitutes 49% of the outstanding stock of our subsidiary) at a price of one dollar per share on or before October 15, 2004.

In addition, if on September 30, 2004, our subsidiary has cumulative cash revenues of $390,000 and we fail to make an advance of $100,000 by October 15, 2004, Mr. Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of our subsidiary for approximately $200 on or before November 1, 2004.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our common shareholders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET  INFORMATION

Our shares of common stock are quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTC-BB") quotation service under the symbol "SSVT". No shares of common stock have been traded on the OTCBB since our shares began quotation on April 9, 2002.

On December 19, 2003, the best bid price for our common stock was $0.51 per share and the best ask price was $1.50 per share.

HOLDERS OF COMMON EQUITY

As of December 15, 2003, there were 6,000,000 shares of common stock outstanding, held by 37 shareholders of record.

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

COMPENSATORY  PLANS

None.

SALES  OF  UNREGISTERED  SECURITIES

Since our inception on September 1, 2000, we have sold the following unregistered securities:

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

We used the proceeds from our registered public offering for working capital.

ITEM 6.  PLAN OF OPERATION

SUMMARY

We are a development stage company. The majority of our fiscal year ended September 30, 2003 was devoted to pursuing potential licensees. We were unsuccessful licensing our software.

We completed the initial development of our Easy Trivia game and website, and we anticipate that our expenses will be higher in fiscal 2004 than our previous fiscal year. Our focus is on the marketing of our website to increase traffic and to generate revenue through our sponsors and advertisers. To date we have not generated any revenues from operations.

Our plan of operation during the twelve month period ending September 30, 2004, will be to attempt to increase traffic to our website, enter into arrangements with sponsors for our Easy Trivia games, enter into advertising arrangements to generate revenues from our website and to license our software to other companies. See "Item 1. Business of Issuer -- Licensing" and Item 1. Business of Issuer -- Competition." We believe that our commercial success will depend on our ability to license our software to other web-companies.

We are also evaluating potential alternative business strategies and opportunities which we may pursue. If we are unable to raise additional capital, we may be forced to discontinue our operations.

GOING  CONCERN

We are still in the development stage and could fail before implementing our business strategy. We are a "start-up" venture that will incur net losses for the foreseeable future. In their independent auditor's report dated December 3, 2003, Peterson Sullivan P.L.L.C., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities and our lack of revenue and cash flows.

Since our inception through September 30, 2000, we incurred net losses of $452,726. We incurred a net loss of $19,554 for the fiscal quarter ended September 30, 2003, and a loss of $82,501 during our fiscal year ended September 30, 2003. We anticipate incurring net losses for the foreseeable future. We will be unable to continue as a going concern unless we are able to raise sufficient financing to meet our minimum capital requirements. There can be no assurance that such financing will be available in a timely manner and on acceptable terms, if at all.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had cash or cash equivalents of $3,400 and a working capital deficit of $5,242 at September 30, 2003 compared to cash or cash equivalents of $78,059 and a working capital of $62,059 at September 30, 2002. As of September 30, 2003, we had accounts payable and accrued expenses in the amount of $8,642 and notes payable of $0.

During the fiscal year ended September 30, 2003, we received no revenues from our operations and we used net cash of $74,659. Our use of cash during such period was primarily as a result of expenses related to consulting expenses, professional fees and expenses related to general administrative expenses and overhead.

We anticipate that we will be required to raise at least $100,000 during our fiscal year ending September 30, 2004. We estimate that the following expenditures are required to fully implement our business plan and to meet our minimum financial obligations during our full fiscal year ending September 30, 2004:

                                                      PERIOD
                                                      ------
                                              FISCAL QUARTER ENDED:
                               ----------------------------------------------------
                                DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
        DESCRIPTION                 2003          2004       2004         2004
-----------------------------  -------------  ----------  ---------  --------------
Accounting and legal expenses  $      16,000  $    4,500  $   4,500  $        4,500
-----------------------------  -------------  ----------  ---------  --------------
Consulting fees                $       9,000  $    9,000  $   9,000  $        9,000
-----------------------------  -------------  ----------  ---------  --------------
Office and administration      $       2,500  $    1,500  $   1,500  $        1,500
-----------------------------  -------------  ----------  ---------  --------------
Server Hosting and Bandwidth.  $         150  $      150  $     150  $          150
-----------------------------  -------------  ----------  ---------  --------------
TOTALS:                        $      27,650  $   15,150  $  15,150  $       15,150
-----------------------------  -------------  ----------  ---------  --------------

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

PRODUCT  RESEARCH  AND  DEVELOPMENT

We have completed development and testing of our software and it was not necessary to spend any dollars on product development. Since then we spent several months pursuing potential licensing opportunities, however we were unable to license our software to any of these companies. We have revised our business strategy and intend to concentrate our efforts on building traffic to our website and building our base of end users.

We do not expect to undertake any substantial research and development efforts during the fiscal year ending September 30, 2004. During the fiscal year ending September 30, 2004, our research and development efforts are expected to be limited to attracting more visitors to our website. We intend to continue to refine our technology to keep up with the changing demands of our users and the constant evolution of the internet, subject to our ability to generate sufficient revenue or raise additional capital to fund these efforts.

PERSONNEL

For the fiscal year ended September 30, 2003, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTION  PLAN  AND  STOCK  OPTIONS

We have not yet adopted a stock option plan and from our inception through the fiscal year ended September 30, 2003, our Board of Directors approved no stock option grants.

As of December 15, 2003, we had no stock option grants outstanding other than that option held by Mr. Brad W. Rudover on the capital stock of our subsidiary. Please see "Part I. Item I. -- Risk Factors."

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

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives. In the event we experience substantial growth in the future, our business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

PLANT  FACILITIES

We  do  not  own  any  plant  facilities.

OFF  BALANCE  SHEET  ARRANGEMENTS

None

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

We held an annual meeting by written consent action on February 8, 2001, wherein our current directors were elected to serve for terms of one year or until their replacements are duly elected by our shareholders. We have not determined the date of our annual general stockholder meeting for 2004.

Our Board of Directors met on February 8, 2001 and appointed Ms. Zennie Morris our president and Mr. Blair Mills our Secretary and Treasurer. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

As of December 15, 2003, the following persons were our only directors and our only officers:


NAME AND PRESENT OFFICE HELD:                AGE:   DIRECTOR SINCE:     OFFICER SINCE:
-------------------------------------------  ----  -----------------  ------------------
Zennie Morris, President, Director             35  September 1, 2000  September 15, 2000
-------------------------------------------  ----  -----------------  ------------------
Blair Mills, Secretary, Treasurer, Director    39  September 1, 2000  September 15, 2000
-------------------------------------------  ----  -----------------  ------------------
Brad W. Rudover, Director                      26  October  5, 2000                    -
-------------------------------------------  ----  -----------------  ------------------


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

BRAD W. RUDOVER: Brad W. Rudover has been a director of our company since October 5, 2000. Mr. Rudover is the sole director and officer of our subsidiary, EasyTrivia.com, Inc. Mr. Rudover co-created our website and business concept, and he is the co-founder of our subsidiary. He became a director of our company when we purchased our subsidiary on October 5, 2000. Mr. Rudover operates his own computer consulting business. Mr. Rudover graduated from Ferris State University in Michigan with a Bachelor of Science Degree in Small Business Management.

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

To the Company's knowledge all of the Company's directors, executive officers, and greater-than-10% beneficial owners made all required filings for the fiscal year ended September 30, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below shows, for the last fiscal year recently ended September 30, 2003 compensation paid to each executive officer serving at the fiscal year ended September 30, 2003. For the fiscal year ended September 30, 2003, the Company had two executive officers, each of whom received minimal compensation under certain consulting agreements. The compensation information for these individuals is set forth below. We refer to all of our executive officers listed below as the "Named Executive Officers."

The following table sets forth compensation information for our fiscal period ended September 30, 2003 for our Named Executive Officers:



                                SUMMARY COMPENSATION TABLE
                                                                                             ALL
 NAME AND        FISCAL YEAR                                                                OTHER
 PRINCIPAL          ENDED                                                                   COMPE
 POSITION         SEPTEMBER                                                                NSATION
                     30            COMPENSATION                   LONG TERM COMPENSATION     ($)
                                   ------------                   ----------------------
                                                                AWARDS            PAYOUTS
                                              OTHER
                                              ANNUAL    RESTRICTED  SECURITIES
                                              COMPEN      STOCK        UNDER
                            SALARY   BONUS   SATION(1)    AWARDS      OPTIONS       LTIP
                              ($)     ($)       ($)                      (#)      PAYOUTS
--------------------------------------------------------------------------------------------------
Ms. Zennie          2003      Nil     Nil   $  18,000       Nil          Nil        Nil      Nil
Morris,
President           2002      Nil     Nil   $  18,000       Nil          Nil        Nil      Nil
--------------------------------------------------------------------------------------------------
Mr. Blair Mills,    2003      Nil     Nil   $  18,000       Nil          Nil        Nil      Nil
Secretary/
Treasurer           2002      Nil     Nil   $  18,000       Nil          Nil        Nil      Nil
--------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------
TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL     AMOUNT AND NATURE OF  PERCENTAGE OF
                  OWNER                              BENEFICIAL OWNERSHIP      CLASS
-----------------------------------------------------------------------------------------
BENEFICIAL OWNERSHIP OF OFFICERS AND DIRECTORS
-----------------------------------------------------------------------------------------
Common Shares   ZENNIE MORRIS                              1,000,000          16.67%
                President and Director,
                92 Welk Lane, Windward Road
                Providenciales, Turks & Caicos
                Islands, B.W.I.
-----------------------------------------------------------------------------------------
Common Shares   Officers and Directors as a Group:         1,000,000          16.67%
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
TITLE OF CLASS  NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF  PERCENTAGE OF
                OWNER                                BENEFICIAL OWNERSHIP  CLASS
-----------------------------------------------------------------------------------------
BENEFICIAL OWNERSHIP OF 5% OR GREATER SHAREHOLDERS
-----------------------------------------------------------------------------------------
Common Shares   JAMPASS INVESTMENT CORP.                     940,000          15.67%
                3081 3rd Avenue
                Whitehorse, Yukon
                Y1A 4Z7
-----------------------------------------------------------------------------------------
Common Shares   ERIKO HOTTA                                  836,000          13.93%
                688-6 Ishikawa
                Fujisawa City, Kanagawa
                Japan 252-0815
-----------------------------------------------------------------------------------------
Common Shares   ASHBOURNE INTERNATIONAL CORPORATION          540,000           9.00%
                Suite 3, The Henville Building
                Prince Charles Street
                Charlestown, Nevis
-----------------------------------------------------------------------------------------
Common Shares   SUNPAC CAPITAL CORP.                         540,000           9.00%
                1175 Potter Greens Drive
                Edmonton, Alberta
-----------------------------------------------------------------------------------------
Common Shares   NB CONSULTANTS LTD.                          525,000           8.75%
                Box 599, Suite 3, Caribbean Place
                Providenciales
                Turks & Caicos Islands
                British West Indies
-----------------------------------------------------------------------------------------
Common Shares   PAGOSA INDUSTRIES LTD.                       520,000           8.67%
                Temple Financial Centre
                P.O. Box 62
                Leeward Highway
                Providenciales
                Turks & Caicos Islands
                British West Indies
-----------------------------------------------------------------------------------------
Common Shares   KET INVESTMENTS LTD.                         500,000           8.33%
                3081 Third Avenue
                Whitehorse, Yukon
                Y1A 4Z7
-----------------------------------------------------------------------------------------

We know of no arrangement that would result in a change in control of our company.

EQUITY  COMPENSATION  PLAN  INFORMATION

Below  is  a  description  of  our  equity  compensation  plans:

Plan Category          Number of securities to  Weighted average      Number of securities
                       be issued upon exercise  exercise price of     remaining available for
                       of outstanding options,  outstanding options,  future issuance under
                       warrants and rights      warrants and rights   equity compensation
                                                                      plans
---------------------------------------------------------------------------------------------
Equity compensation             Nil                    Nil                     Nil
plans approved by
security holders
---------------------------------------------------------------------------------------------
Equity compensation             Nil                    Nil                     Nil
plans not approved by
security holders
---------------------------------------------------------------------------------------------
Total                           Nil                    Nil                     Nil
---------------------------------------------------------------------------------------------

We may in the future adopt a stock option plan. Should we adopt such a plan, we may grant stock options to our officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, no director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $10,000 during the last two fiscal years.

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

On October 20, 2003, Ms. Zennie Morris loaned us $20,000 and we issued a promissory note without interest due on or before September 30, 2003. The proceeds of the note were used for working capital.

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

         3.3(1)  First Amended and Restated Bylaws

         4.1(1)  Form of Subscription Agreement

        10.1(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. issued October 24, 2000

        10.2(1) Promissory Note payable to Lindlay Equity Fund issued by Second Stage Ventures, Inc. on September 15, 2000

        10.3(1)  Promissory Note payable to Second Stage Ventures,
                 Inc. issued by EasyTrivia.com, Inc. on September 25,
                 2000

        10.4(1) Share Purchase Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc.,
                 EasyTrivia.com, Inc., Brad W. Rudover and Brent
                 Snejdar

        10.5(1) Financing Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com,
                 Inc., Brad W. Rudover and Brent Snejdar

        10.6(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar

        10.7(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brad W. Rudover

        10.8(1)  Assignment and Release Agreement dated October 27,
                 2000 by and between Brad W. Rudover and Brent
                 Snejdar

        10.9(1)  Website development contract between
                 EasyTrivia.com, Inc. and Niche Enterprises dated July
                 24, 2000

       10.10(1) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on January 12, 2001.

       10.11(1) Modification Agreement dated January 19, 2001 by and between Brad W. Rudover, EasyTrivia.com, Inc., and
                 Second Stage Ventures Inc.


       10.12(1) Modification Agreement dated February 6, 2001 by and between Brad W. Rudover, EasyTrivia.com, Inc., and
                 Second Stage Ventures Inc.

       10.13(1)  Penny Web Inc. Terms and Conditions.

       10.14(1)  Click Agents Corp. Banner Placement Rules.

       10.15(1)  Lindlay Equity Fund Letter of March 7, 2001.

       10.16(2)  Memorandum of Engagement by and between
                 EasyTrivia.com, Inc., and Sage Internet Solutions Ltd.
                 dated July 2, 2001

       10.17(2) Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com, Inc., and Second Stage Ventures Inc.

       10.18(3) Modification Agreement dated June 30, 2002 by and between Brad W. Rudover, EasyTrivia.com, Inc., and
                 Second Stage Ventures Inc.

       10.19(3)  Agreement with AdDynamix dated October 29, 2002

       10.20(4) Modification Agreement dated June 30, 2003 by and between Brad W. Rudover, EasyTrivia.com, Inc., and
                 Second Stage Ventures Inc.

         10.21 Modification Agreement dated September 30, 2003 by and between Brad W. Rudover, EasyTrivia.com, Inc., and Second Stage Ventures Inc.

         10.22 Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on October 20, 2003.

        16.1(1)  Letter on Change of Certifying Accountant

        21.1(1)  Subsidiaries of the Registrant.

          31.1   Section 302 Certification

          31.2   Section 302 Certification

          32.1   Section 906 Certification


     (1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001 (File No. 333-56936).

     (2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on December 28, 2001 (File No. 333-56936).

     (3) Previously filed as an exhibit to the registrant's 10-QSB for the period ended June 30, 2002

     (4) Previously filed as an exhibit to the registrant's 10-QSB for the period ended June 30, 2003.

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

As of the end of the period covered by this report, September 30, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the fiscal year ended September 30, 2003 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Peterson Sullivan PLLC for the audit of the Company's annual financial statements for the years ended September 30, 2003, and September 30, 2002, and fees billed for other services rendered by Peterson Sullivan PLLC during those periods.

Year Ended September 30   2003     2002
-----------------------------------------
Audit Fees               $10,500  $14,215
-----------------------  -------  -------
Audit Related Fees       $ 7,925  $ 7,560
-----------------------  -------  -------
Tax Fees                 $ 1,876  $ 6,600
-----------------------  -------  -------
All Other Fees           $   100  $   412
-----------------------  -------  -------
Total                    $20,401  $28,872
-----------------------  -------  -------

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor at this time. All requests for non-audit services from our auditor are pre-approved at a meeting of the Audit Committee. The request may be made with respect to either specific services or a type of service for predictable or recurring services.

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

SECOND  STAGE  VENTURES,  INC.
------------------------------

(Registrant)

SIGNATURE             TITLE                               DATE
---------             -----                               ----

/s/ Zennie Morris     President and Director              December 24, 2003
-----------------    (Principal Executive Officer)
Zennie Morris


/s/ Blair Mills       Treasurer, Secretary and Director   December 24, 2003
---------------      (Principal Financial Officer
Blair Mills           and Accounting Officer)


/s/ Brad W. Rudover   Director                            December 24, 2003
-------------------
Brad W. Rudover

                           SECOND STAGE VENTURES, INC.
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                FINANCIAL REPORT

                               SEPTEMBER 30, 2003

                             C  O  N  T  E  N  T  S

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . .        1
FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . . . . . . . .        2
CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . .        3
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY . . . . . . . . . . . .        4
CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . .        5
NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .   6 - 10

PETERSON SULLIVAN PLLC
601 UNION STREET SUITE 2300   SEATTLE WA 98101   (206) 382-7777   FAX 382-7700
                                         CERTIFIED  PUBLIC  ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------
To the Board of Directors
  and Stockholders
Second Stage Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Second Stage Ventures, Inc. and Subsidiary (a development stage company) as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002, and for the period from September 1, 2000 (date of inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Second Stage Ventures, Inc. and Subsidiary (a development stage company) as of September 30, 2003, and the consolidated results of their operations and their cash flows for the years ended September 30, 2003 and 2002, and for the period from September 1, 2000 (date of inception) to September 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company remains in the development stage and as a result of not yet generating significant revenues, has experienced recurring losses that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Peterson  Sullivan  PLLC

Seattle,  Washington
December 3, 2003

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
          ASSETS
Current Assets
  Cash                                                  $   3,400

Furniture and Equipment, net                                  405
Software and Web Site Development Costs, net               22,599
Goodwill, net                                               9,512
                                                        $  35,916
                                                        ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                 $   8,642

Shareholders' Equity
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 6,000,000 shares issued and outstanding    60,000
Additional paid-in capital                                420,000
Deficit accumulated during the development stage         (452,726)
                                                        ----------
                                                           27,274
                                                        ----------
                                                        $  35,916
                                                        ==========


                       See Notes to Financial Statements


                    SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Years Ended September 30, 2003 and 2002, and for the Period
         from September 1, 2000 (Date of Inception) to September 30, 2003

                                                                     Cumulative
                                                                     During the
                                                                     Development
                                               2003        2002         Stage
                                             ---------  ----------  -------------
Revenue                                      $      -   $       -   $         80
General and administrative expenses            58,838     100,629        383,949
  Professional fees                                                       11,500
  Interest                                      1,126         644          1,770
  Website                                       7,326       7,049         25,418
  Office expense                                  136         136            272
  Depreciation                                 15,064      10,701         28,933
  Amortization                                     11         337            964
                                             ---------  ----------  -------------
  Foreign exchange loss                        82,501     119,496        452,806
                                             ---------  ----------  -------------
      Net loss                               $(82,501)  $(119,496)  $   (452,726)
                                             =========  ==========  =============
Basic and diluted net loss per common share  $  (0.01)  $   (0.02)  $      (0.10)
                                             =========  ==========  =============

                       See Notes to Financial Statements

                    SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          For the Years Ended September 30, 2003 and 2002, and for the Period from September 1, 2000 (Date of Inception) to September 30, 2003

                                                                    Deficit
                                                                   Accumulated
                                       Common Stock    Additional  During the
                                   ------------------    Paid-in   Development
                                     Shares    Amount    Capital      Stage        Total
                                   ---------  -------   --------   -----------   ----------
Issuance of common stock for cash
  September 2000                   1,000,000  $10,000   $      -   $       -     $  10,000
Net loss for 2000                                                     (16,588)     (16,588)
                                   ---------  -------   --------   -----------   ----------
Balance, September 30, 2000        1,000,000   10,000          -      (16,588)      (6,588)

Issuance of common stock for cash
  May 2001                         1,315,000   13,150    110,460                   123,610
  June 2001                        2,520,000   25,200    211,680                   236,880
  July 2001                          323,000    3,230     27,132                    30,362
  August 2001                        842,000    8,420     70,728                    79,148
Net loss for 2001                                                    (234,141)    (234,141)
                                   ---------  -------   --------   -----------   ----------
Balance, September 30, 2001        6,000,000   60,000    420,000     (250,729)     229,271
Net loss for 2002                                                    (119,496)    (119,496)
                                   ---------  -------   --------   -----------   ----------
Balance, September 30, 2002        6,000,000   60,000    420,000     (370,225)     109,775
Net loss for 2003                                                     (82,501)     (82,501)
                                   ---------  -------   --------   -----------   ----------
Balance, September 30, 2003        6,000,000  $60,000   $420,000   $ (452,726)    $ 27,274
                                   =========  =======   ========   ===========   ==========

                       See Notes to Financial Statements

                    SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Years Ended September 30, 2003 and 2002, and for the Period
         from September 1, 2000 (Date of Inception) to September 30, 2003

                                                                        Cumulative
                                                                        During the
                                                                        Development
                                                    2003       2002       Stage
                                                 ---------  ----------  ----------
Cash Flows From Operating Activities
  Net loss                                       $(82,501)  $ 119,496)  $(452,726)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation                                      136         136         272
    Amortization                                   15,064      10,701      28,933
  Change in operating assets and liabilities, net
    of effects from purchase of subsidiary
    Prepaid expenses                                              750
    Accounts payable and accrued expenses          (7,358)    (25,392)      6,624
                                                 ---------  ----------  ----------
      Net cash used in operating activities       (74,659)   (133,301)   (416,897)

Cash Flows From Investing Activities
  Purchase of subsidiary                                                     (200)
  Purchase of furniture and equipment                                        (677)
  Web site development costs                                   (1,906)    (13,246)
  Cash acquired in purchase of subsidiary                                  14,420
  Advance to subsidiary                                                   (60,000)
                                                 ---------  ----------  ----------
     Net cash flows used in
         investing activities                           -      (1,906)    (59,703)
Cash Flows From Financing Activity
  Net proceeds from issuance of common stock                              480,000
                                                 ---------  ----------  ----------
      NET INCREASE (DECREASE) IN CASH             (74,659)   (135,207)      3,400

Cash, beginning of period                          78,059     213,266           -
                                                 ---------  ----------  ----------
Cash, end of period                              $  3,400   $  78,059   $   3,400
                                                 =========  ==========  ==========
Cash paid for interest                           $      -   $       -   $  11,500
                                                 =========  ==========  ==========

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

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $452,726 for the period from September 1, 2000 (date of inception) to September 30, 2003. The Company has financed this deficit through loans and the proceeds from the issuance of common stock.

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

CASH
----

Cash includes highly liquid investments with original maturities of three months or less and are generally interest bearing. On occasion, cash balances exceed the federally insured limits.

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

GOODWILL
--------

In connection with the acquisition of EasyTrivia, the Company recorded $15,848 of goodwill. Goodwill was amortized over five years using the straight-line method. However, in accordance with Statement of Financial Auditing Standards No. 142, the Company ceased the amortization of goodwill after September 30, 2002. Accumulated amortization of goodwill as of September 30, 2002, was $6,336. Beginning on October 1, 2002, goodwill is tested annually for any impairment. As of September 30, 2003, management believes that goodwill is not impaired.

FURNITURE AND EQUIPMENT
-----------------------

Furniture and equipment are stated at cost and are depreciated using a straight-line method over the estimated useful life of 5 years.

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

As of April 1, 2002, the website became fully operational and capitalizable software development costs of $45,196 are being amortized over a period of 36 months. The accumulated amortization as of September 30, 2003 and 2002, was $28,933 and $13,869, respectively.

Any costs incurred since the website and related software have become operational have been expensed as incurred.

REVENUE RECOGNITION
-------------------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the Internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to September 30, 2003. The weighted average number of shares outstanding was 6,000,000 for the year ended September 30, 2003 and 2002, and 4,696,025 for the period cumulative during the development stage.

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

COMPREHENSIVE  INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to September 30, 2003.

NEW  ACCOUNTING  STANDARDS
--------------------------

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have an impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 149 did not have an impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," effective for the years beginning after December 15, 2002. This standard amended the previous standard, SFAS 123 "Accounting for Stock-Based Compensation" by providing an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have an impact on the Company's consolidated financial statements.

NOTE  2.  INCOME  TAXES

The Company is liable for income taxes in the United States. As of September 30, 2003, the Company did not have any income for income tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has net operating loss carryforwards at September 30, 2003, of approximately $400,000 available to reduce future taxable income. The difference between the tax loss carryforward and the Company's financial statement losses is due to differences in amortization rates on goodwill. The tax losses expire in years beginning in 2020 and continuing through 2023.

The deferred tax assets associated with the net operating loss carryforwards are approximately $120,000 for 2003 and $100,000 for 2002. The Company has provided a full valuation allowance against the deferred tax assets because the use of the net operating loss carryforwards cannot be reasonably assured.

NOTE 3.  CONSULTING AGREEMENT

On October 5, 2000, EasyTrivia entered into a Consulting Agreement with the former shareholder ("the Consultant") of EasyTrivia (Brad Rudover, a Director of the Company). Under the terms of the Consulting Agreement, EasyTrivia engaged the Consultant to provide services to EasyTrivia. In return, the Consultant was paid between $1,250 and $1,500 per month plus any out-of-pocket expenses. The amount paid to the Consultant was $8,750 and $17,000 in the fiscal years ended September 30, 2003 and 2002, respectively (included in professional fees in these financial statements). In April 2003, this agreement was terminated upon mutual agreement. No consulting expenses are due to the Consultant as of September 30, 2003.

NOTE  4.  GOING  CONCERN

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of at least $390,000 on September 30, 2004, former shareholder Brad Rudover may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of the Company's subsidiary) on or before October 15, 2004, at a price of one dollar per share. In addition, if on September 30, 2004, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by October 15, 2004, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before November 1, 2004.

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

NOTE  5.  SUBSEQUENT  EVENT

In October 2003, an officer of the Company loaned the Company $20,000 to provide working capital. The Company issued a promissory note for this loan, which bears no interest.