Form 10QSB
period 2003-12-31
SECOND STAGE VENTURES INC
filed 2004-02-17
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                DECEMBER 31, 2003



                           SECOND STAGE VENTURES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                            Nevada               98-0233859
                            ------               ----------
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


   Number of Shares of Common Stock, $0.01 Par Value, Outstanding at January 15,
                                      2004:
                                   12,000,000*
                                   -----------

     * On December 29, 2003, we paid a stock dividend of one share for every one share issued and outstanding. Immediately prior to the stock dividend, we had 6,000,000 shares of common stock issued and outstanding. After giving effect to the stock dividend, we had 12,000,000 shares of common stock issued and outstanding. The information in this quarterly report gives effect to the stock dividend.

                           SECOND STAGE VENTURES, INC.
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 2003


                              INDEX TO FORM 10-QSB
                              --------------------


                                                                            PAGE
PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements . . . . . . . . . . . . . . . . . . . . . .  3


Item 2.      Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . .  4


Item 3.      Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  8


PART II - OTHER INFORMATION


Item 1.      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  8


Item 2.      Changes in Securities. . . . . . . . . . . . . . . . . . . . . .  8


Item 3.      Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .  8


Item 4.      Submission of Matters to a Vote of Security Holders. . . . . . .  8


Item 5.      Other Information. . . . . . . . . . . . . . . . . . . . . . . .  8


Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  9


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

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


                           Second Stage Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                December 31, 2003
                                   (Unaudited)


                                      Index
                                      -----


          CONSOLIDATED BALANCE SHEET (Unaudited)
          December 31, 2003                                                  F-1


          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          For the Three Months Ended December 31, 2003 and 2002;
          and for the Period from September 1, 2000 (Date of Inception)
          to December 31, 2003                                               F-2


          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          For the Three Months Ended December 31, 2003 and 2002;
          and for the Period from September 1, 2000 (Date of Inception)
          to December 31, 2003                                               F-3


          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          For the Three Months Ended December 31, 2003 and 2002              F-4

                           SECOND STAGE VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)


        ASSETS

Current Asset
  Cash                                                  $   4,170
Furniture and Equipment, net                                  371
Software and Web Site Development Costs, net               18,833
Goodwill                                                    9,512
                                                        ----------
                                                        $  32,886
                                                        ==========


        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                 $  14,914
  Short-term note payable to related party                 20,000
                                                        ----------
        Total current liabilities                          34,914
Shareholders' Equity (Deficit)
  Common stock                                             60,000
  Additional paid-in capital                              420,000
  Deficit accumulated during the development stage       (482,028)
                                                        ----------
                                                           (2,028)
                                                        ----------
                                                        $  32,886
                                                        ==========


                        See Notes to Financial Statements

                                     SECOND STAGE VENTURES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Three Months Ended December 31, 2003 and 2002,
          and for the Period from September 1, 2000 (Date of Inception) to December 31, 2003
                                             (Unaudited)


                                                                                 Cumulative During
                                                                                  the Development
                                             Three-Month Period Ended                  Stage
                                     ----------------------------------------   September 1, 2000 to
                                      December 31, 2003    December 31, 2002     December 31, 2003
                                     -------------------  -------------------  ---------------------
Revenue                              $                -   $                -   $                  80
                                     -------------------  -------------------  ---------------------
General and administrative expenses
  Professional fees                              23,268               14,097                 407,217
  Interest                                                                                    11,500
  Web site                                          114                  307                   1,884
  Office expenses                                 2,117                2,202                  27,535
  Depreciation                                       34                   34                     306
  Amortization                                    3,766                3,766                  32,699
  Foreign exchange loss                               2                   10                     967
                                     -------------------  -------------------  ----------------------
                                                 29,301               20,416                 482,108
                                     -------------------  -------------------  ----------------------
        Net loss for period          $          (29,301)  $          (20,416)  $            (482,028)
                                     ===================  ===================  ======================
        Basic and diluted loss per
             common share            $           (0.002)  $           (0.002)  $              (0.050)
                                     ===================  ===================  ======================
Weighted average number of shares
  outstanding                                12,000,000           12,000,000               9,589,200
                                     ===================  ===================  ======================


                        See Notes to Financial Statements

                                                  SECOND STAGE VENTURES, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Three Months Ended December 31, 2003 and 2002, and for the Period
                                from September 1, 2000 (Date of Inception) to December 31, 2003
                                                          (Unaudited)


                                                                                                Cumulative During the
                                                              Three-Month Period Ended            Development Stage
                                                   -------------------------------------------   September 1, 2000 to
                                                     December 31, 2003      December 31, 2002     December 31, 2002
                                                   ----------------------  -------------------  ----------------------
Cash Flows From Operating Activities
  Net loss                                         $             (29,301)  $          (20,416)  $            (482,028)
  Adjustments to reconcile net loss to net cash
    net cash used in operating activities
    used in operating activities
    Amortization                                                   3,766                3,766                  32,699
    Depreciation                                                      34                   34                     306
    Change in operating assets and liabilities
      Prepaid expense                                               (103)
      Accounts payable and accrued expenses                        6,271                1,871                  12,896
                                                   ----------------------  -------------------  ----------------------
        Net cash used in operating activities                    (19,230)             (14,848)               (436,127)
                                                   ----------------------  -------------------  ----------------------
Cash Flows From Investing Activities
  Purchase of subsidiary                                                                                         (200)
  Purchase of furniture and equipment                                                                            (677)
  Website development costs                                                                                   (13,246)
  Cash acquired in purchase of subsidiary                                                                      14,420
  Advance to subsidiary                                                                                       (60,000)
                                                   ----------------------  -------------------  ----------------------
        Net cash used in investing activities                                                                 (59,703)
                                                   ----------------------  -------------------  ----------------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party                     20,000                                       20,000
  Net proceeds from issuance of common stock                                                                  480,000
                                                   ----------------------  -------------------  ----------------------
        Net cash provided by financing activities                 20,000                                      500,000
                                                   ----------------------  -------------------  ----------------------
        Net increase (decrease) in cash                              770              (14,848)                  4,170
Cash, beginning of period                                          3,400               78,059
                                                   ----------------------  -------------------  ----------------------
Cash, end of period                                $               4,170   $           63,211   $               4,170
                                                   ======================  ===================  ======================
Supplementary cash flow information:
  Cash paid for interest                           $                   -   $                -   $              11,500
                                                   ======================  ===================  ======================


                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)



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

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $482,028 for the period from September 1, 2000 (date of inception) to December 31, 2003. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan (see Notes 4 and 5).



NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal years ended September 30, 2003 and 2002. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The interim period consolidated financial statements contained herein include the accounts of the Company and its subsidiary. Significant intercompany accounts and transactions have been eliminated.

FURNITURE  AND  EQUIPMENT
-------------------------

Furniture and equipment are stated at cost and are depreciated using a straight-line method over the estimated life ranging over five years.

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

As of April 2002, the website became fully operational and the Company began recognizing amortization of these costs. The Company estimates the useful life of the software and website to be three years based on the current internet technology environment. Accumulated amortization of the software and website development costs as of December 31, 2003, was $26,363.

Any costs incurred since the website and related software have become operational have been expensed as incurred.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. On December 29, 2003, the Board of Directors approved a two for one stock split of the Company's common stock. The stock split was payable in the form of a stock dividend and entitled each shareholder of record on that date to receive one share of common stock for every outstanding share of common stock held on that date. The capital accounts, all share data and earnings per share have been adjusted retroactively for all periods presented. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to December 31, 2003. The weighted average number of shares outstanding was 12,000,000 for the three months ended December 31, 2003 and 2002, and 9,589,200 for the period cumulative during the development stage.

REVENUE
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

NOTE  3.  SHORT-TERM  NOTE  PAYABLE

The Company has a $20,000 loan from an officer of the Company. The Company issued a promissory note for the loan, which bears no interest and is due in September 2004.



NOTE  4.  GOING  CONCERN

The Company acquired its sole subsidiary pursuant to a share purchase agreement and a financing agreement. The financing agreement requires the Company to make cash advances to its subsidiary at certain times. Under the terms of these agreements, as amended, if the subsidiary has cumulative cash revenues of $390,000 on September 30, 2004, shareholder Brad Rudover (a director of the Company) may exercise an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of the Company's subsidiary) on or before October 15, 2004, at a price of one dollar per share. In addition, if on September 30, 2004, the subsidiary has cumulative cash revenues of $390,000 and the Company fails to make an advance of $100,000 to the subsidiary by October 15, 2004, Brad Rudover has been granted the option to purchase in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before November 1, 2004.

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



NOTE  5.  SUBSEQUENT  EVENT

In January of 2004, the Company entered into a letter of intent to acquire 100% of the issued capital of Nova Electric Systems, Inc. in consideration for the issuance from treasury and delivery of ten million common shares of the Company. Management has not yet determined the impacts of this acquisition on the financial statements of the Company if it should be executed.

ITEM  2.     PLAN  OF  OPERATION

Except for statements that report the Company's historical results and disclosures of historical fact, certain information contained herein constitutes "forward-looking statements." Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "anticipate", "estimate", "intend", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include among other things, the Company's history of losses, lack of revenues and stage in the development of its business, the Company's lack of working capital and uncertainties related to its ability to continue as a going concern. In particular, the Company's forward looking statements include the Company's proposed acquisition of Nova Electric Systems Inc. and management's expectations related to the development of Nova's business. There are several conditions precedent to closing of the acquisition, including completing due diligence, arranging for financing and negotiation of definitive agreements. There can be no assurance that the conditions will be satisfied or that the Company will complete the transaction as planned. According, the information contained in this quarterly report related to Nova is limited, and the Company will file a current report on Form 8-K upon completion of the acquisition.

Additional  information  and  factors  that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Form 10-KSB for the fiscal year ended September 30, 2003 and in this report on Form 10-QSB for the fiscal quarter ended December 31, 2003. Please see generally "Part I. Item I. -- Risk Factors" in our report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

From September 1, 2000 through December 31, 2003, we were engaged in the business of developing our business strategy was to develop the EasyTrivia website, which was designed to offer a live, competitive trivia game for prizes. The number of visitors to our website fell short of our expectations, and we did not generate any material revenue. The majority of our efforts during fiscal year ended September 30, 2003 were devoted to pursuing potential licensees. We were unsuccessful licensing our software.

In their independent auditor's report dated December 3, 2003, Peterson Sullivan P.L.L.C., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We have been unsuccessful in our efforts to raise capital through debt and equity financings, in part because of our inability to realize any material revenue from our EasyTrivia website and software. Our management determined that it was in the best interest of our company to pursue an alternative strategy to diversify our business and seek new business opportunities.

On January 5, 2004, we entered into a non-binding letter of intent to acquire 100% of the issued capital of Nova Electric Systems Inc. ("Nova") in consideration for the issuance from treasury and delivery of ten million (10,000,000) shares of our common stock. Closing of the transaction is conditional upon our satisfaction and waiver of five (5) conditions precedent, specifically:

1. completion by us of a complete due diligence exercise in relation to Nova including, without limiting the generality of the foregoing, a full and complete investigation of all of Nova's books and records, business plans, financial statements, material contracts, sales forecasts and projections and such other corporate information as we may reasonably request as part of our due diligence exercise;

2. the shareholders of Nova must have good and unencumbered title to all voting and participating securities of Nova to be transferred to us;

3. Nova must have financing commitments satisfactory to our Directors and relating to a minimum of $1,750,000. of funding to fund its operations subject only to completion of our proposed share exchange with Nova;

4. Nova must be in good standing with the Secretary of State for the State of Nevada as well as with regard to all corporate tax filings required of Nova on the date of any closing between us and the current owners of Nova, and

5. delivery to our attorneys prior to closing of a certified copy of resolutions of the shareholders and directors of Nova approving the terms of the proposed transaction.

We are in the process of negotiating and preparing formal and definitive agreements in connection with the acquisition. Under the terms of the letter of intent, Nova's shareholders agreed to place certificates representing 100% of Nova's current issued capital into escrow until the earlier of our waiver of the conditions to closing as a prelude to closing of the share exchange or January
29, 2004. On January 29, 2004, we amended the letter of intent to extend the escrow period to February 16, 2004.

Nova has certain technology rights relating to electrical propulsion systems (the "Technology") and the marketing of certain vehicles that utilize the Technology. If we complete the acquisition of Nova, our business strategy is expected to be amended such that our corporate resources will be dedicated to the marketing of the vehicular products and the pursuit of joint venture partners and strategic marketing alliances that will address the issue of operating efficiency - the reduction of our operating costs and expansion of our profit margins. There is no current assurance that the acquisition of Nova will be completed.

We continue to market the EasyTrivia website and software. If we complete the acquisition of Nova, we may sell or abandon our current business.

PLAN OF OPERATION - SUMMARY

We are a development stage company. During the quarter ended December 31, 2003, we had no revenues and we had a loss of $29,301, compared to $20,416 the same quarter ended December 31, 2002. We had an accumulated deficit of $482,028 at December 31, 2003. We expect to incur additional losses during our second quarter ended March 31, 2004 and for the foreseeable future.

Our general and administrative expenses were $29,301 during the quarter ended December 31, 2003, compared to $20,416 the same quarter ended December 31, 2002. The increase in general and administrative expenses was directly attributable to an increase in professional fees: $23,268 during the quarter ended December 31, 2003, compared to $14,097 the same quarter ended December 31, 2002. Professional fees increased as a result of increased costs to comply with our United States reporting obligations and costs associated with examining a number of potential business and acquisition opportunities.

Our plan of operation during the twelve month period ending September 30, 2004, will be to complete our acquisition of Nova and to raise sufficient capital to fund Nova's commitment under the proposed joint venture. We are also evaluating potential alternative business strategies and opportunities which we may pursue if our acquisition of Nova is unsuccessful, although we have no plans with respect to such strategies and opportunities. We believe that our commercial success will depend on our ability to complete our acquisition of Nova or another opportunity and our ability to raise capital to fund such acquisition and/or opportunity.

We will be unable to continue as a going concern unless we are able to raise sufficient financing to meet our minimum capital requirements. If we are unable to raise additional capital, we may be forced to discontinue our operations. There can be no assurance that such financing will be available in a timely manner and on acceptable terms, if at all.

CAPITAL  REQUIREMENTS

During the fiscal quarter ended December 31, 2003, we used net cash of $19,230, compared to $14,848 during the same period in 2002. Our use of cash during such period was primarily as a result of expenses related to consulting expenses, professional fees and expenses related to general administrative expenses and overhead.

We had a working capital deficit of $30,744 at December 31, 2003. We had accounts payable of $14,914 and a demand loan payable of $20,000. We had current assets consisting of cash of $4,170 at December 31, 2003, compared to cash of $63,211 at December 31, 2002. During the quarter ended December 31, 2003, we raised $20,000 in borrowing from a related party. We have not raised any capital subsequent to December 31, 2003. We do not have sufficient funds to meet our current cash requirements.

We anticipate that we will be required to raise at least $100,000 during our fiscal year ending September 30, 2004 to fund general operating and administrative expenses related to our current business, marketing the EasyTrivia website and software. Our current operating and administrative expenses are as follows:

-----------------------------------------------------------------------------------
                                                      PERIOD
-----------------------------  ----------------------------------------------------
                                                FISCAL QUARTER ENDED
-----------------------------  ----------------------------------------------------
DESCRIPTION                    MARCH 31, 2004   JUNE 30, 2004   SEPTEMBER 30, 2004
-----------------------------  ---------------  --------------  -------------------
Accounting and legal expenses  $        10,000  $        4,500  $             4,500
-----------------------------  ---------------  --------------  -------------------
Consulting fees                $         9,000  $        9,000  $             9,000
-----------------------------  ---------------  --------------  -------------------
Office and administration      $         1,500  $        1,500  $             1,500
-----------------------------  ---------------  --------------  -------------------
Server Hosting and Bandwidth   $           150  $          150  $               150
-----------------------------  ---------------  --------------  -------------------
TOTALS:                        $        20,650  $       15,150  $            15,150
-----------------------------------------------------------------------------------

In the event we acquire Nova, our capital requirements are expected to increase substantially. A condition to closing our acquisition of Nova is that Nova must arrange financing commitments satisfactory to the directors of the Company to raise a minimum of $1,750,000.

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

PRODUCT  RESEARCH  AND  DEVELOPMENT

We have completed development and testing of the EasyTrivia software and do not expect that we will spend any addition funds on research and development of the EasyTrivia software. Instead, we intend to concentrate our efforts on building traffic to our website and building our base of end users.

If we complete the acquisition of Nova, we anticipate that Nova will undertake additional research and development in connection with the proposed joint venture. We are currently unable to assess the extent or the amount of research and development efforts that will be incurred during the fiscal year ending September 30, 2004. We anticipate that we will be required to raise addition capital to fund such research and development efforts.

PERSONNEL

For the fiscal quarter ended December 31, 2003, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future unless we acquire Nova.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK  OPTIONS

From our inception through the fiscal quarter ended December 31, 2003, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of December 31, 2003, we had no stock option grants outstanding.

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

We are unable to assess risks that may be related to Nova's business at this time, assuming that we complete the acquisition.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM  3.      CONTROLS  AND  PROCEDURES

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

As of the end of the period covered by this report, December 31, 2003, we completed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2003.

CHANGES  IN  INTERNAL  CONTROLS

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.


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


                 10.17(2)    Modification Agreement dated September 30, 2001 by and
                             between Brad W. Rudover, EasyTrivia.com., Inc., and Second
                             Stage Ventures Inc.

                 10.18(3)    Modification Agreement dated June 30, 2002 by and between Brad
                             W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures
                             Inc.

                 10.19(3)    Agreement with AdDynamix dated October 29, 2002.

                10.20 (4)    Modification Agreement dated June 30, 2003 by and between Brad
                             W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures
                             Inc.

                10.21 (5)    Modification Agreement dated June 30, 2003 by and between Brad
                             W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures
                             Inc.

                10.22 (5)    Promissory Note payable to Ms. Zennie Morris issued by Second
                             Stage Ventures, Inc. issued October 20, 2003

                10.23 (6)    Letter of Intent dated January 5, 2004, as amended January 29,
                             2004.

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

               (5)  Filed  as  an  exhibit to the registrant's 10-KSB for the period ended
                    September  30,  2003.

               (6)  Filed  as  an exhibit to the registrant's Form 8-K on January 7, 2004.



               (b)  Reports on Form 8-K.

                    i)   Form 8-K filed on December 30, 2003
                    ii)  Form 8-K filed on January 7, 2004
                    iii) Form 8-K filed on January 30, 2004

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                                SECOND STAGE VENTURES, INC.
                                        ----------------------------------------
                                                       (Registrant)


Date        February 13, 2004                       /s/ Zennie Morris
    -------------------------------     ----------------------------------------
                                            Zennie Morris, President & Director
                                              (Principal Executive Officer)


Date        February 13, 2004                       /s/ Blair Mills
    -------------------------------     ----------------------------------------
                                            Blair Mills, Treasurer, Secretary
                                        & Director (Principal Financial Officer)


Date        February 13, 2004                      /s/ Brad Rudover
    -------------------------------     ----------------------------------------
                                                 Brad Rudover, Director