Form 10QSB
period 2004-03-31
SECOND STAGE VENTURES INC
filed 2004-05-17
CIK 1127470

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended
                                 MARCH 31, 2004



                           SECOND STAGE VENTURES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                   Nevada                           98-0233859
                   -------                          ----------
          (Place of Incorporation)          (IRS Employer ID Number)



                          92 Welk Lane, Windward Road
                          ---------------------------
          Providenciales, Turks & Caicos Islands, British West Indies
          -----------------------------------------------------------
              (Address of registrant's principal executive office)

                                 (649) 231-2250
                                 --------------
                        (Registrant's telephone number)




Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---


  Number of Shares of Common Stock, $0.01 Par Value, Outstanding at March 31,
                              2004:   12,000,000
                                      ----------

                           SECOND STAGE VENTURES, INC.
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2004


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


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10

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


                           Second Stage Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)


                                      Index
                                      -----


     CONSOLIDATED BALANCE SHEET (Unaudited)
     March 31, 2004                                                          F-1


     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     For the Three and Six Months Ended March 31, 2004 and 2003;
     and for the Period from September 1, 2000 (Date of Inception)
     to March 31, 2004                                                       F-2


     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     For the Six Months Ended March 31, 2004 and 2003; and
     for the Period from September 1, 2000 (Date of Inception)
     to March 31, 2004                                                       F-3


     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     For the Six Months Ended March 31, 2004 and 2003                        F-4

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


           ASSETS

Current Asset
  Cash                                                                $   3,439
Furniture and Equipment, net                                                337
Software and Website Development Costs, net                              15,067
Goodwill, net                                                             9,512
                                                                      ----------
                                                                      $  28,355
                                                                      ==========


           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                               $  14,434
  Short-term note payable to related party                               50,000
                                                                      ----------
        Total current liabilities                                        64,434

Shareholders' Equity (Deficit)
  Common stock                                                           60,000
  Additional paid-in capital                                            420,000
  Deficit accumulated during the development stage                     (516,079)
                                                                      ----------
                                                                        (36,079)
                                                                      ----------
                                                                      $  28,355
                                                                      ==========



                        See Notes to Financial Statements

                                                 SECOND STAGE VENTURES, INC.
                                                (A Development Stage Company)

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2004 and 2003, Six Months Ended March 31, 2004 and 2003, and
                         for the Period from September 1, 2000 (Date of Inception) to March 31, 2004
                                                         (Unaudited)


                                                                                                                Cumulative
                                                                                                                During the
                                          Three-Month Period Ended             Six-Month Period Ended        Development Stage
                                     ----------------------------------  ---------------------------------- September 1, 2000 to
                                      March 31, 2004    March 31, 2003    March 31, 2004    March 31, 2003    March 31, 2004
                                     ----------------  ----------------  ----------------  ----------------  ----------------

Revenue                              $             -   $             -   $             -   $             -   $            80

General and administrative expenses
  Professional fees                           24,036            17,373            47,304            31,470           431,253
  Interest                                                                                                            11,500
  Website                                        303               314               417               622             2,187
  Office expenses                              5,907             1,849             8,024             4,052            33,442
  Depreciation                                    34                34                68                68               340
  Amortization                                 3,766             3,766             7,532             7,532            36,465
  Foreign exchange loss                            5                                   7                 9               972
                                     ----------------  ----------------  ----------------  ----------------  ----------------

                                              34,051            23,336            63,352            43,753           516,159
                                     ----------------  ----------------  ----------------  ----------------  ----------------

        Net loss for period          $       (34,051)  $       (23,336)  $       (63,352)  $       (43,753)  $      (516,079)
                                     ================  ================  ================  ================  ================

        Basic and diluted loss per
           common share              $        (0.003)  $        (0.002)  $        (0.005)  $        (0.004)  $        (0.053)
                                     ================  ================  ================  ================  ================

Weighted average number of shares
  outstanding                             12,000,000        12,000,000        12,000,000        12,000,000         9,756,924
                                     ================  ================  ================  ================  ================



                        See Notes to Financial Statements

                                      SECOND STAGE VENTURES, INC.
                                     (A Development Stage Company)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Six Months Ended March 31, 2004 and 2003, and
            for the Period from September 1, 2000 (Date of Inception) to March 31, 2004
                                             (Unaudited)


                                                                                     Cumulative During the
                                                       Six-Month Period Ended         Development Stage
                                                  ---------------------------------- September 1, 2000 to
                                                   March 31, 2004    March 31, 2003    March 31, 2004
                                                  ----------------  ----------------  ----------------

Cash Flows From Operating Activities
  Net loss                                        $       (63,352)  $       (43,753)  $      (516,079)
  Adjustments to reconcile net loss to
    net cash flows from operating activities
    Amortization                                            7,532             7,532            36,465
    Depreciation                                               68                69               340
    Change in operating assets and liabilities
      Prepaid expense                                                          (109)
      Accounts payable and accrued expenses                 5,791            (9,573)           12,416
                                                  ----------------  ----------------  ----------------
        Net cash flows from operating activities          (49,961)          (45,834)         (466,858)
                                                  ----------------  ----------------  ----------------

Cash Flows From Investing Activities
  Purchase of subsidiary                                                                         (200)
  Purchase of furniture and equipment                                                            (677)
  Website development costs                                                                   (13,246)
  Cash acquired in purchase of subsidiary                                                      14,420
  Advance to subsidiary                                                                       (60,000)
                                                  ----------------  ----------------  ----------------

        Net cash flows from investing activities                                              (59,703)
                                                  ----------------  ----------------  ----------------
Cash Flows From Financing Activities
  Borrowing under note payable, related party              50,000                              50,000
  Net proceed from issuance of common stock                                                   480,000
                                                  ----------------  ----------------  ----------------

        Net cash flows from financing activities           50,000                             530,000
                                                  ----------------  ----------------  ----------------

        Net increase (decrease) in cash                        39           (45,834)            3,439

Cash, beginning of period                                   3,400            78,059
                                                  ----------------  ----------------  ----------------

Cash, end of period                               $         3,439   $        32,225   $         3,439
                                                  ================  ================  ================
Supplementary cash flow information:

  Cash paid for interest                          $             -   $             -   $        11,500
                                                  ================  ================  ================



                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)



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

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $516,079 for the period from September 1, 2000 (date of inception) to March 31, 2004. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan (see Notes 4 and 5).



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

As of April 2002, the website became fully operational and the Company began recognizing amortization of these costs. The Company estimates the useful life of the software and website to be three years based on the current internet technology environment. Accumulated amortization of the software and website development costs as of March 31, 2004, was $30,129.

Any costs incurred since the website and related software have become operational have been expensed as incurred.

EARNINGS PER SHARE
------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to March 31, 2004.

REVENUE
-------

Revenue from web site advertising and sponsorships will be recognized when earned as acknowledged by the internet advertising companies. The Company may license the software it is developing. Revenue recognition policies for software licensing will be established when the software is ready for licensing and when the terms of such licenses are established.

NOTE 3. SHORT-TERM NOTE PAYABLE

The Company has a $50,000 loan from an officer of the Company. The Company issued a promissory note for the loan, which bears no interest and is due in September 2004.



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

NOTE 5. LETTER OF INTENT

In January 2004, the Company entered into a letter of intent to acquire 100% of the issued capital of Nova Electric Systems, Inc. in consideration for the issuance from treasury and delivery of ten million common shares of the Company. The Company's option to purchase this capital under the letter of intent expired in March 2004. All costs in connection with the potential acquisition were recorded as expenses in this quarter. The Company has no current intention of continuing to pursue this purchase.

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

Additional information and factors that could cause actual results to differ materially from those in the forward-looking statements are set forth in the Company's reports on Form 10-KSB for the fiscal year ended September 30, 2003, on Form 10-QSB for the fiscal quarter ended December 31, 2003, in this report on Form 10-QSB for the fiscal quarter ended March 31, 2004. Please see generally "Part I. Item I. -- Risk Factors" in our report on Form 10-KSB for the fiscal year ended September 30, 2003.

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

From September 1, 2000 through March 31, 2004, we were engaged in the business of developing our business strategy was to develop the EasyTrivia website, which was designed to offer a live, competitive trivia game for prizes. The number of visitors to our website fell short of our expectations, and we did not generate any material revenue. The majority of our efforts during fiscal year ended September 30, 2003 were devoted to pursuing potential licensees. We were unsuccessful licensing our software.

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

On January 5, 2004, we entered into a non-binding letter of intent to acquire 100% of the issued capital of Nova Electric Systems Inc. ("Nova") in consideration for the issuance from treasury and delivery of ten million (10,000,000) shares of our common stock. Closing of the transaction was conditional upon our satisfaction and waiver of five (5) conditions precedent. On January 29, 2004, we amended the letter of intent to extend the escrow period to February 16, 2004. On February 16, 2004, we amended the letter of intent a second time to extend the escrow period to March 17, 2004. In April 2004, the Board of Directors determined that it was in the best interest of the Company and its shareholders that the relationship with Nova be terminated. The Company has notified Nova of the termination of the intended relationship and advised Nova that it would not grant any further extensions to the Letter of Intent.

PLAN OF OPERATION - SUMMARY

We are a development stage company. During the quarter ended March 31, 2004, we had no revenues and we had a loss of $34,051, compared to $23,336 the same quarter ended March 31, 2003. We had an accumulated deficit of $516,079 at March 31, 2004. We expect to incur additional losses during our third quarter ended June 30, 2004 and for the foreseeable future.

Our general and administrative expenses were $34,051 during the quarter ended March 31, 2004, compared to $23,336 the same quarter ended March 31, 2003. The increase in general and administrative expenses was directly attributable to an increase in professional fees: $24,036 during the quarter ended March 31, 2004, compared to $17,373 the same quarter ended March 31, 2003. Professional fees increased as a result of increased costs associated with examining a number of potential business and acquisition opportunities.

Our plan of operation during the twelve month period ending September 30, 2004, will be to pursue potential partnership for EasyTrivia and to evaluate potential alternative business strategies. We believe that our commercial success will depend on the profitability of EasyTrivia, our ability to complete on an opportunity and our ability to raise capital to fund such opportunity.

We will be unable to continue as a going concern unless we are able to raise sufficient financing to meet our minimum capital requirements. If we are unable to raise additional capital, we may be forced to discontinue our operations. There can be no assurance that such financing will be available in a timely manner and on acceptable terms, if at all.

CAPITAL REQUIREMENTS

During the fiscal quarter ended March 31, 2004, we used net cash of $30,731, compared to $30,986 during the same period in 2003. Our use of cash during such period was primarily as a result of expenses related to consulting expenses, professional fees and expenses related to general administrative expenses and overhead.

We had a working capital deficit of $60,995 at March 31, 2004. We had accounts payable of $14,434 and a loan payable of $50,000. We had current assets consisting of cash of $3,439 at March 31, 2004, compared to cash of $32,225 at March 31, 2003. During the quarter ended March 31, 2004, we raised $30,000 in borrowing from a related party. We have not raised any capital subsequent to March 31, 2004. We do not have sufficient funds to meet our current cash requirements.

We anticipate that we will be required to raise at least $100,000 during our fiscal year ending September 30, 2004 to fund general operating and administrative expenses related to our current business, marketing the EasyTrivia website and software. Our current operating and administrative expenses are as follows:

     ------------------------------------------------------------------
                                                  PERIOD
                                    -----------------------------------
                                            FISCAL QUARTER ENDED
                                    -----------------------------------
     DESCRIPTION                    JUNE 30, 2004   SEPTEMBER 30, 2004
     -----------------------------  --------------  -------------------
     Accounting and legal expenses  $       10,500  $             4,500
     -----------------------------  --------------  -------------------
     Consulting fees                $        9,000  $             9,000
     -----------------------------  --------------  -------------------
     Office and administration      $        1,500  $             1,500
     -----------------------------  --------------  -------------------
     Server Hosting and Bandwidth   $          150  $               150
     -----------------------------  --------------  -------------------
     TOTALS:                        $       21,150  $            15,150
     ------------------------------------------------------------------

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


PERSONNEL

For the fiscal quarter ended March 31, 2004, we had no full-time personnel and we operated primarily through the use of paid consultants including our officers and directors. Our directors currently perform consulting services for our benefit and are paid a nominal monthly fee. We do not intend to alter this arrangement in the foreseeable future.

We do not currently maintain key man life insurance on any of our directors or executive officers.

STOCK OPTIONS

From our inception through the fiscal quarter ended March 31, 2004, our Board of Directors approved no stock option grants. We have not yet adopted a stock option plan. As of March 31, 2004, we had no stock option grants outstanding.

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

As of the end of the period covered by this report, March 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2004.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.


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

      10.20 (4)       Modification Agreement dated June 30, 2003 by and between Brad
                      W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures
                      Inc.

      10.21 (5)       Modification Agreement dated June 30, 2003 by and between Brad
                      W. Rudover, EasyTrivia.com., Inc., and Second Stage Ventures
                      Inc.

      10.22 (5)       Promissory Note payable to Ms. Zennie Morris issued by Second
                      Stage Ventures, Inc. issued October 20, 2003

      10.23 (6)       Letter of Intent dated January 5, 2004, as amended January 29,
                      2004.

         10.24        Promissory Note payable to Ms. Zennie Morris, issued on March 1,
                      2004 by Second Stage Ventures, Inc.

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


          (b)  Reports on Form 8-K.

               i)   Form 8-K filed on January 7, 2004
               ii)  Form 8-K filed on January 30, 2004
               iii) Form 8-K filed on February 18, 2004
               iv)  Form 8-K filed on March 5, 2004
               v)   Form 8-K filed on April 13, 2004

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          SECOND STAGE VENTURES, INC.
                                 -------------------------------------------
                                                 (Registrant)


Date     May 14, 2004                        /s/  Zennie Morris
     ----------------------      -------------------------------------------
                                      Zennie Morris, President & Director
                                         (Principal Executive Officer)


Date     May 14, 2004                        /s/  Blair Mills
     ----------------------      -------------------------------------------
                                 Blair Mills, Treasurer, Secretary & Director
                                       (Principal Financial Officer)


Date     May 14, 2004                        /s/  Brad Rudover
     ----------------------      -------------------------------------------
                                           Brad Rudover, Director