Form 10QSB
period 2004-06-30
SECOND STAGE VENTURES INC
filed 2004-08-19
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                        Commission file number 000-32903

                           SECOND STAGE VENTURES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)


             Nevada                                     98-0233859
             ------                                     ----------
(State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

        c/o Gary Henrie, Esq., 10616 Eagle Nest St., Las Vegas NV. 89141
        ----------------------------------------------------------------
                     (Address of principal executive offices)

                                 (702) 616-3093
                                 --------------
                           (Issuer's telephone number)

                           92 Welk Lane, Windward Road
           Providenciales, Turks & Caicos Islands, British West Indies
           -----------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 17, 2004 there were 24,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS.

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

            ASSETS

Current Assets
  Cash                                               $     930
  Cash in escrow                                       500,000
                                                     ----------
      Total current assets                             500,930

Furniture and Equipment, net                               303

Software and Website Development Costs                     200
                                                     ----------
                                                     $ 501,433
                                                     ==========


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses              $  20,806
  Short-term note payable, related party                59,500
  Short-term note payable                              500,000
                                                     ----------
      Total current liabilities                        580,306

Shareholders' Equity (Deficit)
  Common stock                                          60,000
  Additional paid-in capital                           420,000
  Deficit accumulated during the development stage    (558,873)
                                                     ----------
                                                       (78,873)
                                                     ----------
                                                     $ 501,433
                                                     ==========

                        See Notes to Financial Statements

                                       SECOND STAGE VENTURES, INC.
                                      (A Development Stage Company)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 2004 and 2003, Nine Months Ended June 30,
                                             2004 and 2003,
             and for the Period from September 1, 2000 (Date of Inception) to June 30, 2004
                                               (Unaudited)

                                         Three-Month Period Ended           Nine-Month Period Ended          Cumulative
                                     --------------------------------  --------------------------------      During the
                                      June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003    Development Stage
                                     ---------------  ---------------  ---------------  ---------------  -------------------
Revenue                              $            -   $            -   $            -   $            -   $               80
General and administrative expenses
  Professional fees                          15,648           13,195           62,952           44,666              446,901
  Interest                                                                                                           11,500
  Website                                       202              299              619              921                2,389
  Office expenses                             2,530            1,902           10,554            5,953               35,973
  Depreciation                                   34               34              102              102                  373
  Amortization                                3,766            3,766           11,298           11,298               40,231
  Loss on impairment of goodwill              9,512                             9,512                                 9,512
  Loss on impairment of software
    development costs                        11,101                            11,101                                11,101
  Foreign exchange (gain) loss                    1               (2)               8                7                  973
                                     ---------------  ---------------  ---------------  ---------------  -------------------
                                             42,794           19,194          106,146           62,947              558,953
                                     ---------------  ---------------  ---------------  ---------------  -------------------
        Net loss for period          $      (42,794)  $      (19,194)  $     (106,146)  $      (62,947)  $         (558,873)
                                     ===============  ===============  ===============  ===============  ===================
        Basic and diluted loss per
          common share               $       (0.004)  $       (0.002)  $       (0.009)  $       (0.005)  $           (0.056)
                                     ===============  ===============  ===============  ===============  ===================
Weighted average number of shares
  outstanding                            12,000,000       12,000,000       12,000,000       12,000,000            9,902,828
                                     ===============  ===============  ===============  ===============  ===================

                        See Notes to Financial Statements

                           SECOND STAGE VENTURES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2004 and 2003, and for the Period from September 1, 2000 (Date of Inception) to June 30, 2004
                                   (Unaudited)


                                                        Nine-Month Period Ended          Cumulative
                                                   --------------------------------      During the
                                                    June 30, 2004    June 30, 2003    Development Stage
                                                   ---------------  ---------------  -------------------
Cash Flows from Operating Activities
  Net loss                                         $     (106,146)  $      (62,947)  $         (558,873)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Loss on impairment of goodwill                          9,512                                 9,512
    Loss on impairment of software costs                   11,101                                11,101
    Amortization                                           11,298           11,298               40,231
    Depreciation                                              102              102                  373
    Change in operating assets and liabilities
      Prepaid expense                                                          (68)
      Accounts payable and accrued expenses                12,163          (13,325)              18,789
                                                   ---------------  ---------------  -------------------
        Net cash used in operating activities             (61,970)         (64,940)            (478,867)
                                                   ---------------  ---------------  -------------------
Cash Flows from Investing Activities
  Purchase of subsidiary                                                                           (200)
  Purchase of furniture and equipment                                                              (677)
  Website development costs                                                                     (13,246)
  Cash acquired in purchase of subsidiary                                                        14,420
  Advance to subsidiary                                                                         (60,000)
                                                   ---------------  ---------------  -------------------
        Net cash used in investing activities                                                   (59,703)
                                                   ---------------  ---------------  -------------------
Cash Flows from Financing Activities
  Borrowing under note payable, related party              59,500                                59,500
  Borrowing under note payable                            500,000                               500,000
  Net proceeds from issuance of common stock                                                    480,000
                                                   ---------------  ---------------  -------------------
        Net cash provided by financing activities         559,500                -            1,039,500
                                                   ---------------  ---------------  -------------------
        Net increase (decrease) in cash                   497,530          (64,940)             500,930

Cash, beginning of period                                   3,400           78,061
                                                   ---------------  ---------------  -------------------
Cash and cash in escrow, end of period             $      500,930   $       13,121   $          500,930
                                                   ===============  ===============  ===================
Supplementary cash flow information:
  Cash paid for interest                           $            -   $            -   $           11,500
                                                   ===============  ===============  ===================
  Cash paid for income tax                         $            -   $            -   $                -
                                                   ===============  ===============  ===================

                        See Notes to Financial Statements

                   SECOND STAGE VENTURES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THREE AND NINE MONTHS ENDED JUNE 30, 2004 and 2003
                                   (Unaudited)



NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Second Stage Ventures, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000. In October 2000, the Company purchased 100% of the outstanding shares of common stock of EasyTrivia.com, Inc. (a development stage company) ("EasyTrivia"). EasyTrivia has developed an internet-based entertainment website that features a trivia game show format. Although the website is operational, no revenues have been generated from its operation and the Company has remained in the development stage.

The Company acquired EasyTrivia pursuant to a share purchase agreement and a financing agreement that provided shareholder Brad Rudover (a director of the Company) an option to acquire 98 shares of the subsidiary's common stock (which constitutes 49% of the outstanding stock of the Company's subsidiary) on or before October 15, 2004, at a price of one dollar per share if certain conditions were not met. In addition, Brad Rudover was granted the option to purchase, in aggregate, all of the issued and outstanding shares of the subsidiary for approximately $200 on or before November 1, 2004, if certain other conditions were not met. In July 2004, the Company's board of directors agreed to allow Mr. Rudover to repurchase all outstanding shares in EasyTrivia for $200 consistent with this agreement. As a result of the decision to sell its only operating subsidiary, the Company will have no current operations.
Management has determined that the value of intangible assets related to EasyTrivia has been impaired. An impairment loss has been recorded to give effect a writedown of those assets to the net realizable value of the agreed-upon sales price of $200.

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $558,873 for the period from September 1, 2000 (date of inception) to June 30, 2004. In addition, the Company has sold its only operating subsidiary. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its current business plan (see Note 4).

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

GOODWILL
--------

In connection with the acquisition of EasyTrivia, the Company recognized goodwill of $9,512. Due to the approval to sell EasyTrivia by the board of directors, the Company has determined that goodwill was impaired and the entire amount was written off as of June 30, 2004.

SOFTWARE  ANDWEBSITE  DEVELOPMENT  COSTS
----------------------------------------

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," are expensed as incurred. The costs of website development, during the planning stage, as defined under Emerging Issues Task Force No. 00-2 "Accounting for Website Development Costs," are expensed as incurred.

Computer software and website development costs incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software, creating graphics and website content, payroll, and interest costs, are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

As of April 2002, the website became fully operational and the Company began recognizing amortization of these costs. Accumulated amortization of the software and website development costs as of June 30, 2004, was $33,895.

Any costs incurred since the website and related software have become operational have been expensed as incurred.

As described in Note 1, the Company agreed to sell EasyTrivia to its original owner for $200. Therefore, management has determined that software and website development costs have been impaired and have written down those costs to the net realizable value of $200.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000 to June 30, 2004.



NOTE  3.  SHORT-TERM  NOTES  PAYABLE

The Company has a $59,500 loan from an officer of the Company. The Company issued a promissory note for the loan which bears no interest. Of the total loan balance, $50,000 is due in September 2004 and the remaining $9,500 is due on August 31, 2004.

On June 30, 2004, the Company also received a $500,000 loan from an unrelated individual in connection with the subsequent purchase of Encapsulation Systems, Inc. The $500,000 was deposited with an escrow agent. The loan has interest at 10% and was due on July 28, 2004. The note is guaranteed by two unrelated individuals. Subsequent to June 30, 2004, the loan due date was extended to September 15, 2004, in consideration of a payment of $50,000.



NOTE  4.  SUBSEQUENT  EVENTS

1)     On  July  28,  2004, the Company entered into an Asset Purchase Agreement
("the Purchase Agreement") with Encapsulation Systems, Inc. and its wholly-owned subsidiary, Echo RX, Inc. (collectively, "ESI"). As part of the transaction, the Company acquired certain intellectual property encompassing a new type of non-invasive drug delivery system more commonly known as a transdermal patch ("the Intellectual Property"). Under the agreement, the Company will pay an aggregate purchase price for the Intellectual Property of $20,500,000 as follows: (i) $2,500,000 in cash, $500,000 of which has been paid by June 30, 2004, $1,000,000 of which is payable in four installments during 2005 and $1,000,000 of which is payable in four installments during 2006, all evidenced by a promissory note in the amount of $2,000,000 bearing interest;
(ii) the issuance of 12,000,000 shares of common stock (which are currently held in escrow and will be released when certain conditions are met) having an aggregate value of $18,000,000 (based upon the closing price of the Company's common stock on the Over-the-Counter Bulletin Board); and (iii) the payment of an annual royalty equal to 2.5% of gross revenues derived from the Intellectual Property to be paid for the life of all related patents, and any allowable regulatory extensions, or for 20 years, whichever is longer.

As of the date of the Purchase Agreement, ESI was an involuntary debtor under Chapter 7 of the United States Bankruptcy Code, pending in the United States Bankruptcy Court for the Eastern District of Pennsylvania ("Bankruptcy Court"). The sale by ESI of the Intellectual Property on the terms provided in the Purchase Agreement was made upon order of the Bankruptcy Court issued on July 13, 2004 ("the Order"). Under the Order, the Company is entitled to all of the protections provided to a good faith purchaser of assets out of bankruptcy.

Also on July 28, 2004, the Company entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding's employment agreement provides that he will serve as the Company's Vice President of Licensing and Corporate Strategy for a period of three years at a salary of $125,000 in the first year, $150,000 in the second year and $175,000 in the third year. The agreement is renewable for two one-year terms at salaries of $200,000 and $225,000 unless either party gives the other 90 days prior notice of its intent not to renew the agreement. Under the employment agreement, the Company will pay Mr. Redding a signing bonus of $80,000 in eight equal installments. The Company also will provide Mr. Redding with (i) the use of a car during the term of the agreement, (ii) errors and omissions insurance for the term of his employment, and (iii) a $1,000,000 life insurance policy payable at Mr. Redding's discretion. Under the agreement, Mr. Redding is obligated to transfer and assign to the Company all inventions and improvements relating to the Intellectual Property. Mr. Redding is obligated to maintain all information relating to the Intellectual Property and the Company in confidence during the term of the agreement and thereafter.

As an adjunct to the Order and at the direction of the Bankruptcy Court, the Company entered into a stipulation ("the Stipulation") with ReactMed, Incorporated ("ReactMed") and ESI which was the result of an objection by ReactMed to the sale of the Intellectual Property which would affect its rights under an agreement between ESI and ReactMed. Pursuant to the Stipulation, the parties agreed that ESI was in default under a joint development and license agreement ("the ReactMed Agreement") with ReactMed in which ESI agreed to jointly develop the Intellectual Property with ReactMed for the purpose of commercializing the Intellectual Property for certain military and Homeland Defense uses, and granted a license to ReactMed to sell products based upon the Intellectual Property within a certain area. In the Stipulation, the Company agreed to assume ESI's obligations under the ReactMed Agreement and extended the term of ReactMed's license to sell the specified products under such agreement to April 30, 2005. ESI also agreed to transfer to ReactMed a number of the shares of the Company's common stock it received under the Purchase Agreement equal to $150,000 (101,078 shares).

2) Upon the closing of the Purchase Agreement, the management and board of directors of the Company resigned and a new president (also a sole director) was appointed.

3) Also in July 2004, the Company organized a subsidiary in Delaware to be named Valcore Resources, Inc. ("Valcore"). This subsidiary was established to acquire the timber, mineral and hydrocarbon rights attaching to certain property located in the Republic of Nicaragua. Valcore is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share. The Company purchased 12,000,000 shares of common stock for an aggregate price of $12,000. The Company's board of directors also agreed to distribute all of the Valcore common stock owned by the Company to the Company's shareholders on a share for share basis.

ITEM  2.  MANAGEMENT'S  DISCUSSION  OR  PLAN  OF  OPERATION.

Plan  of  Operation.

     As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission, on July 28, 2004, Second Stage Ventures, Inc. ("we", "us", "our" or the "Company") (i) acquired certain intellectual property encompassing patents pending filed in the US, the European Community and other jurisdictions around the world and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch ("Intellectual Property") and (ii) sold our EasyTrivia.com subsidiary.

     The Intellectual Property encompasses an active transdermal drug delivery platform by which drugs can be transported through the skin by applying a low-level ultrasonic wave. In theory, the ultrasound waves dilate the skin's pores, which allows for the delivery of macromolecular pharmaceutical compounds, i.e., compounds comprised of large molecules, which should increase the speed and absorption of the drug through the skin. We believe that known existing conventional ultrasound and other active transdermal technology therapies are ineffective at pore expansion and can cause damage to drug formulations and skin irritation, discoloration and damage. Our limited clinical testing supports our belief that the ultrasonic transmission methodology we will incorporate into our drug delivery system reduces the thermal effects of ultrasound without damaging the target drug or the skin of the subject. We believe that our active ultrasonic transdermal drug delivery system will retain the advantages of passive patches in that it will be comfortable, non-invasive (no needles), easy to use, and convenient.

     We are designing our device to deliver a precise dosage of the prescribed active pharmaceutical agents on a programmed drug delivery regimen which can be customized for each patient. We believe that these are distinct advantages for the administration of many drugs where achieving optimal blood levels will greatly improve therapeutic outcomes as well as reduce or eliminate side effects. These features also improve overall cost-effectiveness of drug therapies. The expected portability of this drug delivery system, in contrast to other clinical systems employing ultrasound devices which are fixed in place, can improve the quality of life for many patients with chronic diseases.

     Initially, we will focus on developing an insulin delivery system based upon the economics of the diabetes industry, domestically and world-wide, and the need to relieve the physical discomfort experienced by patients associated with maintaining a treatment regimen. In 2003, more than 95 million people worldwide suffered from diabetes and received some form of therapeutic care and treatment from healthcare professionals. Diabetes sufferers represent a potentially large and lucrative market for our device. We believe that physicians and patients will respond favorably to and support a non-invasive, needle-free and therefore pain-free painful drug delivery system. In the United States, more than 17 million people are treated daily for the disease, with 31% receiving insulin or oral delivery drug therapies (5.4 million) to control the rise and fall of their blood glucose levels. Of that population, 20% (3.4 million) are insulin-only users, with 2% (340,000) using insulin pumps as their primary delivery method device. Currently the direct cost for treating diabetes in the United States exceeds $44 billion per year.

     Our proprietary drug delivery technology offers the potential to expand the applications for active transdermal patches to a broader array of drugs across a wider variety of therapeutic indications. We believe that this platform technology can be used to non-invasively administer approximately 175 existing drugs that cannot presently be effectively delivered through the pores of the skin using conventionally available transdermal technology due to their large molecular size.

     To date, we have focused our research and development activities on verifying the theories underlying our drug delivery system. We have only conducted limited laboratory tests of the technology for the purposes of determining the viability, safety and efficacy of the scientific theories and technologies embodied in the technology for the delivery of insulin. We also have performed limited testing of the abstract facets of the technology on humans and animals. We have not yet constructed a prototype of the device utilizing the miniature technology to be incorporated into the product we hope to offer commercially.

     Substantial additional research and development efforts are required to complete the development of the device prior to submission to the FDA for approval. These activities will consist of, among other things, conducting extensive additional animal and human trials and developing a prototype of the device which we hope to commercialize. We can not estimate the time required to complete these activities or when we will submit a device to the FDA to commence the approval process.

     In making our determination to acquire the Intellectual Property, we considered many factors, including, the market potential for products based upon the technology, the level of development of the technology at the time of purchase and the time and capital required to achieve commercialization of products incorporating the Intellectual Property.

     Drug delivery technology has come to prominence because:

- Pharmaceutical companies will have the potential to (i) extend the life cycle of existing Food and Drug Administration (FDA) approved drugs through the utilization of new drug delivery systems and (ii) effectively deliver new biopharmaceuticals and other drugs comprised of macromolecular compounds.

- Physicians will be able to treat patients (i) more effectively, without side effects, (ii) more economically and (iii) in a manner that minimizes patient interaction in the daily medication process which will increase therapeutic compliance and promote proper dosing.

- Patients will obtain a pain-free, straightforward means of delivering prescribed drugs.

- The public and private sectors are seeking ways to reduce health care costs. The potential advantages of new drug delivery systems can be a significant factor in achieving this end because (i) patients will obtain better results from their current treatment regimens, (ii) physicians will not be burdened with excessive follow-up visits to adjust drug dosage levels or treat unwanted or unintended side effects, and (iii) pharmaceutical companies will have the means to effectively deliver new drugs they are developing. These factors not only should result in a reduction of treatment costs but also time lost to sick days.

     Our drug delivery technology has the potential to address each of the foregoing objectives.

     In acquiring the technology, we believe that we took a calculated risk that has the potential to yield substantial returns. In 2002, the drug delivery market in the United States accounted for roughly 6% of pharmaceutical industry revenues with sales of pharmaceutical products which utilize advanced drug delivery technology reaching approximately $38 billion. Some observers believe this market will grow at an average rate of 28% over the next 5 years and expect that drug delivery will account for 39% of all pharmaceutical sales by 2007. Our initial application of the technology has focused for use by diabetics. Diabetes is the fifth leading cause of death by disease in the United States. In the United States, diabetes is believed to cost over $132 billion annually in both direct and indirect costs. A significant percentage of the overall costs are associated with complications stemming from poor management of the disease. We believe that our drug delivery technology can address many of the underlying disease management issues.

We hope to be in a position to have commercial products in the market place to meet the expected and growing demand for new drug delivery systems.

     In conducting our research of the technology, we noted that the inventors had obtained encouraging results from their limited testing, to the effect that ultrasonic waves could enlarge the skin's pathway and drive a drug through the opening without damaging drug formulations or causing skin damage. However, at the time we purchased the technology, the only tests that had been conducted were limited to confirming the efficacy and safety of its underlying scientific theories and that insufficient clinical data exists to support the filing of an application with the FDA to clear or approve our device for commercial use. Moreover, a functional, commercial prototype of a device incorporating the technology had not yet been fabricated. The inventors believe that the technology required to manufacture the device they envision is currently available or could be developed without excessive time, expense or effort. We also were encouraged by the fact that patent applications covering the technology had been filed in the United States and in many advanced nations which eliminated the need to pursue this costly and time consuming process on our own. We recognize that substantial additional research and development efforts as well as significant capital is required if we are to realize the economic and therapeutic potential embodied by the technology.

     We understand that competition to develop drug delivery systems that achieve the goals demanded by the pharmaceutical industry, physicians and patients is intense and that the industry continues to grow and evolve rapidly. Our competition includes drug companies, universities and a myriad of public and private laboratories and research institutions, nearly all of which possess significantly greater financial and other resources than we do. Moreover, we face considerable regulatory burdens from the FDA and other bodies that will have to clear or approve our technology before we can market commercially. We cannot assure you that our technology ever will be cleared by the FDA for public use.

     Our immediate concern is to raise the funds necessary to meet our current and future financial obligations, liabilities and requirements, contractual and otherwise. We will require capital to, among other things: repay debt incurred in connection with our purchase of the technology in the aggregate amount of $550,000, plus interest, which is due on September 15, 2004; meet our continuing obligations under the Purchase Agreement, amounting to $2 million over the next three years; sustain our daily operations, including rent and other general and administrative expenses; establish a laboratory, including purchasing all of the equipment incident to the continued development of the technology; retain the personnel required to complete development of the technology and meet continuing payroll obligations to such persons; continue to build our intellectual property portfolio and pursue the issuance of patents in the US and abroad; complete the development of a functional prototype of a device that incorporates the technology; and obtain FDA clearance or approval of our drug delivery device. We have not yet identified a source of capital and our failure to raise sufficient capital to satisfy our existing and future obligations and liabilities would result in our having to return the technology to the seller.

     We can not be certain that we will be able to achieve any of the goals enumerated above. Even if we successfully navigate the significant obstacles before us, we face additional risks and uncertainties, including, identifying and entering into agreements with collaborative partners to help us complete the development of the technology and ultimately distribute devices incorporating the technology, identifying appropriate partners to manufacture the devices we may ultimately offer; gaining widespread market acceptance of the technology and other complications and impediments which are unknown to us at this time. Moreover, our ability to achieve profitability may depend on forces out of our control such as the effects of competition and the fact that newer and better technologies may displace our device.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our lack of revenues, future capital needs, uncertainty of capital funding, development of a commercially viable product, ability to obtain required regulatory clearance or approval, uncertainty of market acceptance, competition, and other risks. We undertake no obligation to publicly update or revise any forward-looking statements.

ITEM  3.  CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiary) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Since the date of our evaluation to the filing date of this quarterly report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

     (a)  None.

     (b)  None.

     (c) During the three months ended June 30, 2004, the Company did not sell or issue any securities.

     (d)  None.

     (e)  None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Exhibits.

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

10.5(1) Financing Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com,
                 Inc., Brad W. Rudover and Brent Snejdar


10.6(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar

10.7(1) Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brad W. Rudover

10.8(1)          Assignment and Release Agreement dated October 27,
                 2000 by and between Brad W. Rudover and Brent
                 Snejdar.

10.9(1) Website development contract between EasyTrivia.com, Inc. and Niche Enterprises dated July 24, 2000.

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

10.12(1) Modification Agreement dated February 6, 2001 by and between Brad W. Rudover, EasyTrivia.com, Inc., and
                 Second Stage Ventures Inc.

10.13(1)         Penny Web Inc. Terms and Conditions.

10.14(1)         Click Agents Corp. Banner Placement Rules.

10.15(1)         Lindlay Equity Fund Letter of March 7, 2001.

10.16(2)         Memorandum of Engagement by and between
                 EasyTrivia.com, Inc., and Sage Internet Solutions Ltd.
                 dated July 2, 2001.

10.17(2) Modification Agreement dated September 30, 2001 by and between Brad W. Rudover, EasyTrivia.com, Inc.
                 and Second Stage Ventures Inc.

10.18(3) Modification Agreement dated June 30, 2002 by and between Brad W. Rudover, EasyTrivia.com, Inc. and
                 Second Stage Ventures Inc.

10.19(3)         Agreement with AdDynamix dated October 29, 2002.

10.20(4) Modification Agreement dated June 30, 2003 by and between Brad W. Rudover, EasyTrivia.com, Inc., and
                 Second Stage Ventures Inc.

10.21(5) Modification Agreement dated September 30, 2003 by and between Brad W. Rudover, EasyTrivia.com, Inc.
                 and Second Stage Ventures Inc.


10.22(5) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on October 20, 2003.

10.23(6)         Letter of Intent dated January 5, 2004, as amended
                 January 29, 2004.

10.24(7) Promissory Note payable to Ms. Zennie Morris, issued on March 1, 2004 by Second Stage Ventures, Inc.

10.25(8) Promissory Note payable to Ms. Zennie Morris, issued on May 14, 2004 by Second Stage Ventures, Inc.

10.26(8) Asset Purchase Agreement dated June 9, 2004 by and among Second Stage Ventures, Inc., Encapsulation
                 Systems, Inc. and Echo RX, Inc.

10.27(8) Promissory Note in the principal amount of $500,000 dated June 30, 2004 made by Second Stage Ventures,
                 Inc. in favor of Gary Scott.

10.28(8)         Amendment to Asset Purchase Agreement dated July 28,
                 2004 by and among Second Stage Ventures, Inc.,
                 Encapsulation Systems, Inc. and Echo RX, Inc.

10.29(8)         Promissory Note dated July 28, 2004 made by Second
                 Stage Ventures in favor of Encapsulation Systems, Inc.

10.30(8)         Patent Security Agreement dated July 28, 2004 made by
                 Second Stage Ventures, Inc. in favor of Encapsulation
                 Systems, Inc.

10.31(8)         Employment Agreement date July 28, 2004 between
                 Second Stage Ventures, Inc. and Bruce K. Redding, Jr.

10.32(9) Amendment dated July 28, 2004, to Promissory Note dated June 30, 2004 in the principal amount of $500,000 executed by Second Stage Ventures, Inc. in favor of Gary Scott.

10.33(9)         Asset Purchase Agreement dated July 23, 2004 between
                 Valcor Resources, Inc., a wholly owned subsidiary of the registrant, and Valcor S.A. Nicaragua.

10.34(9)         Share Purchase Agreement dated July 28, 2004 between
                 Second Stage Ventures, Inc. and Brad Rudover.

16.1(1)          Letter on Change of Certifying Accountant

21.1(1)          Subsidiaries of the Registrant.


31.1(9)          Certification of Acting Chief Executive Officer and
                 Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(9)          Certification of Acting Chief Executive Officer and
                 Acting Chief Financial Officer of Periodic Financial
                 Reports pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002, 18 U.S.C. Section 1350.

99.1(9)          Press release dated August 17, 2004.


(1)  Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on
March 12, 2001 as amended May 10, 2001.

(2)  Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on December
28, 2001.

(3)  Previously filed as an exhibit to the registrant's Form 10-QSB for the period ended June 30,
2002.

(4)  Previously filed as an exhibit to the registrant's Form 10-QSB for the period ended June 30,
2003.

(5)  Previously filed as an exhibit to the registrant's Form 10-KSB for the fiscal year ended
September 30, 2003.

(6)  Previously filed as an exhibit to the registrant's Form 8-K on January 7, 2004.

(7)  Previously filed as an exhibit to the registrant's Form 10-QSB for the period ended March 31,
2004.

(8)  Previously filed as an exhibit to the registrant's Current Report on Form 8-K as filed with the Commission on August 12, 2004.

(9)  Filed herewith.

     (b)  Reports on Form 8-K.

          i)   Form 8-K filed on April 13, 2004.

          ii)  Form 8-K filed on August 9, 2004.

          iii) Form 8-K filed August 12, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SECOND STAGE VENTURES, INC.

Date: August 17, 2004               By:  /s/  Bruce  K.  Redding,  Jr._
                                         ---------------------------------------
                                              Bruce K. Redding, Jr.
                                              Vice President,
                                              Acting Chief Executive Officer and
                                              Acting Chief Financial Officer