Form 10KSB
period 2004-09-30
Dermisonics, Inc
filed 2005-01-14
CIK 1127470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-
                  For the fiscal year ended September 30, 2004

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
           For the transition period from ___________ to _____________

                        Commission file number: 00-32903

                                DERMISONICS, INC.
                 (Name of small business issuer in its charter)


                   Nevada                            98-0233859
                   ------                            ----------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)

Four Tower Bridge, 200 Bar Harbor Drive,
West Conshohocken, Pennsylvania                               19428-2977
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code:  610-941-2780

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   X Yes     No
                                                           ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.   X
                                            -----

State the issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $23,000,000 as of January 7, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,177,222 as of January 7, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional  Small Business Disclosure Format (Check one):     Yes  X No
                                                             ---    ---

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

DECLARATION OF STOCK DIVIDEND.

     On January 4, 2005, Dermisonics, Inc. ("we", "us", "our" or the "Company") declared a dividend on the class of common stock payable to holders of record as of January 14, 2005 (the "Record Date"). Each share of common stock outstanding on the Record Date will receive a dividend equal to one half of one share of common stock. The dividend shares will be issued, in the case of freely tradable shares, without restriction, and, in the case of restricted shares, as restricted securities having transfer restrictions identical to the common stock held of as the Record Date. The payment date of the dividend is January 18, 2005. The Company will issue an aggregate of 13,088,611 shares of common stock as a dividend.

OVERVIEW.

     On July 28, 2004, Dermisonics, Inc. (formerly Second Stage Ventures, Inc.) entered into an Asset Purchase Agreement ("Purchase Agreement") with Encapsulation Systems, Inc. and its wholly owned subsidiary, Echo RX, Inc. (collectively, "ESI"), pursuant to which we acquired certain intellectual property encompassing patents pending filed with the United States Patent and Trademark Office and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch.

     Also on July 28, 2004, we sold certain assets relating to our easytrivia.com business to a former director of the Company who developed that business concept.

ASSET PURCHASE.

     Pursuant to the Purchase Agreement, we acquired from ESI all of its right, title and interest in and to all intellectual property relating to a device and process allowing for the non-invasive delivery of large molecule drugs through a proprietary transdermal patch. These assets comprise patents pending filed with the United States Patent and Trademark Office and several other jurisdictions, including the European Community, and other proprietary technology and information (the "Intellectual Property"). We paid an aggregate purchase price for the Intellectual Property of $19,448,594 payable as follows:

     - $2,500,000 in cash, $500,000 of which has been paid to date, $1,000,000 of which is payable in four installments during 2005, and $1,000,000 of which is payable in four installments during 2006, all evidenced by a promissory note in the principal amount of $1,826,734, bearing no stated interest but using an imputed interest rate of 6.25%;
     - assumption of an ESI note payable in the principal amount of $81,860, payable with interest at the rate of 16.25% in equal monthly installments of $2,714;
     - the issuance of 12,000,000 shares of our Common Stock (the "ESI Shares") having an aggregate value of $17,040,000 (based upon the closing price of our common stock on the Over-the-Counter Bulletin Board on the closing date); and
     - the payment of an annual royalty equal to 2.5% of gross revenues derived from the Intellectual Property to be paid for the life of all related patents, and any allowable regulatory extensions, or for 20 years, whichever is longer.

     As of the date of the Purchase Agreement, ESI was an involuntary debtor under Chapter 7 of the United States Bankruptcy Code, pending in the United Stales Bankruptcy Court for the Eastern District of

Pennsylvania (the "Bankruptcy Court"). The sale by ESI of the Intellectual Property on the terms provided in the Purchase Agreement was made upon order of the Bankruptcy Court issued on July 13, 2004 (the "Order"). Under the Order, we are entitled to all of the protections provided to a good faith purchaser of assets out of bankruptcy. Moreover, all non-debtor parties to executory contracts with ESI which were given adequate notice of the sale are forever precluded from asserting against us any default under such contracts as of the date of the Order and objecting to the sale of the Intellectual Property to the Company.

     Under the Purchase Agreement, we delivered the ESI Shares to a third-party escrow agent to hold the said shares in escrow and released therefrom as follows:

     (A) ESI is entitled to distribute a number of the ESI Shares as may be required in order to satisfy claims of non-affiliates of ESI, as provided in a plan of reorganization of ESI to be approved by the Bankruptcy Court.

     (B) Commencing after July 28, 2005, one ESI Share shall be released to ESI for each dollar of gross revenue derived by the Company from the commercial exploitation of the Intellectual Property.

     (C) On February 28, 2007 any remaining ESI Shares held in escrow shall be released to ESI.

     ESI is not entitled to vote the ESI Shares held in escrow on any matters put to the Company's stockholders, except as to any proposed capital reorganization or reclassification with respect to the Company's equity securities, until they are released from escrow as described above. While the ESI Shares are held in escrow, the holders are entitled to participate in any dividends or distributions made by the Company to all holders of Common Stock and to any payment or distribution upon the liquidation or winding-up of the Company.

     The promissory note we executed in favor of ESI provides that we shall pay an aggregate of $2,000,000 in eight equal installments over two years (the "ESI Note"). In the event of a default under the ESI Note, the entire amount then owing will become due and payable immediately, together with all costs incurred by ESI and reasonable attorneys' fee. The following constitute events of default under the Note: (i) if we fail to make any payment due within 30 days after the date on which we receive notice of such failure, (ii) if we fail to observe and perform any of the covenants or agreements on its part to be observed or performed under the ESI Note or the Security Agreement (described below), (iii) if we default under the terms of the Security Agreement, or (iv) if we take steps that evince bankruptcy or liquidation.

     In order to fund the initial amount we were required to pay required under the Purchase Agreement, we borrowed the principal sum of $500,000 from a third party evidenced by a promissory note dated June 30, 2004 bearing interest at the rate of 10% per annum, payable in full, with interest, on the earlier of the date on which we closed the acquisition of the Intellectual Property or July 31, 2004. By amendment dated as of July 28, 2004, the lender agreed to extend the time in which to repay the note until September 15, 2004, in consideration of a payment of $50,000. The lender agreed to further extend the time in which to repay the amount due under this promissory note through December 17, 2004. In consideration of granting the extension the Company agreed to pay a total of $100,000 in extension fees and accrued interest and default interest after December 1, 2004 of $605 per day until the promissory note is paid in full.

     We also executed a Patent Security Agreement in favor of ESI securing our obligations under the Purchase Agreement and the ESI Note and granting to ESI a security interest in and to the Intellectual

Property (the "Security Agreement"). Under the Security Agreement, if we commit an act of default under the ESI Note or if we fail to pay the trailer fee within 30 days after we receive written notice from ESI of such failure, ESI shall have the right to take back the Intellectual Property. ESI's right to take back the technology is evidenced by a Patent Assignment Agreement dated July 28, 2004.

     As further provided under the Purchase Agreement, we entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. The terms of Mr. Redding's employment agreement are described under "ITEM 10. EXECUTIVE COMPENSATION-Executive Compensation."

     As an adjunct to the Order and at the direction of the Bankruptcy Court, we entered into a stipulation with ReactMed, Incorporated and ESI (the "Stipulation"), which was the result of an objection by ReactMed to the sale of the Intellectual Property which would affect its rights under an agreement between ESI and ReactMed. Pursuant to the Stipulation, the parties agreed that ESI was in default under a joint development and license agreement with ReactMed (the "ReactMed Agreement") in which ESI (i) agreed to jointly develop the Intellectual Property with ReactMed for the purpose of commercializing the Intellectual Property for certain military and Homeland defense uses, and (ii) granted a license to ReactMed to sell products based upon the Intellectual
Property within the such area.   In the Stipulation, we agreed to assume some of
ESI's obligations under the ReactMed Agreement, including, providing ReactMed with technical assistance in connection with its development of the Intellectual Property as provided in the ReactMed Agreement, providing ReactMed with a sample of our transducer array and certain other equipment specified under the ReactMed Agreement for the purpose of testing components of the Intellectual Property, and extending the term of ReactMed's license to sell the specified products under such agreement to April 30, 2005. ESI also agreed to transfer to ReactMed a number of the shares of our Common Stock it received under the Purchase Agreement equal to $150,000 (101,078 shares) and pay ReactMed $25,000. In December 2004, we agreed with ESI to pay $8,750 of the cash payment due ReactMed and to issue 50,539 shares of our Common Stock to ESI, an amount equal to half of the shares ESI transferred to ReactMed.

THE INTELLECTUAL PROPERTY.

Overview of Transdermal Technology.

     Transdermal systems deliver drugs through the skin into the bloodstream. Medications delivered via skin patches avoid liver metabolism, a necessary feature for drug molecules to metabolize easily, and allows for lower dosing of medications. There are two types of transdermal delivery systems: passive and active. In passive transdermal systems, the drug diffuses through the skin where it can act locally or penetrate the capillaries for systemic effect. Active patches require a physical force to facilitate the movement of drug molecules across the skin. By using an applied force (such as ultrasound or an electrical current), active transdermal systems are capable of delivering proteins and other large molecules.

     Existing "passive" patch technologies are subject to numerous obstacles to the successful transmission of drugs transdermally, including the fact that the size and shape of the pharmaceutical compound itself prevent it from physically passing through the pore opening due to size limitations and lack of motivation
(push). Passive patches have achieved commercial success because they provide a slow, steady release and avoid the blood level peaks and valleys associated with oral dosing. However, we believe that their applications are limited to drug compounds comprised of small molecules. Passive drug delivery patches have applications including smoking cessation (nicotine), birth control and hormone replacement therapy (estradiol), and angina (nitroglycerine).

     By contrast, active transdermal drug delivery systems allow certain drugs to be delivered through the skin many times faster than passive transdermal patches. Moreover, this technology may allow for the delivery of a wider variety of drugs than existing passive transdermal technology and is programmable to allow a variety of different dosing profiles. For example, active transdermal delivery can non-invasively duplicate the steady or periodic delivery patterns of intravenous infusion.

Our Technology.

     Overview.

     The Intellectual Property we acquired encompasses a drug delivery system incorporating a transdermal patch in combination with microelectronics and ultrasonic technology. Our technology represents an active transdermal drug delivery process by which drugs can be transported through the skin by applying a low-level ultrasonic wave. This process differs significantly from passive transdermal drug delivery that relies on the slow, steady diffusion of small molecule drugs through skin. The technology we are developing advances transdermal drug delivery system technology by allowing for the non-invasive delivery of macromolecular pharmaceutical formulations, i.e., drugs constituted from large molecules. We expect devices incorporating our technology to utilize sub-miniature, high-powered ultrasonic devices, coupled with a modified transdermal patch.

     We believe that this platform technology can be used to non-invasively administer approximately 175 existing drugs that cannot presently be effectively delivered through the pores of the skin using existing passive transdermal technology due to their large molecular size. We believe the control and convenience enabled by our technology has the potential to:

     -     improve therapeutic outcomes;
     -     reduce side-effects;
     -     increase patient compliance; and
     -     improve overall cost-effectiveness of drug therapies.

     Our drug delivery technology constitutes a "medical device" as defined by the United States Food and Drug Administration ("FDA") and is subject to FDA
approval prior to public distribution.   As yet the device has not been approved
by the FDA and is subject to significant clinical trials on human beings, a procedure that could encompass several years and may never result in approval of the device for use on human beings. To date, we have conducted only limited laboratory tests of the technology for the purposes of determining the viability and efficacy of the scientific theories and technologies embodied in the technology. We also have performed limited testing of the abstract facets of the technology on humans and animals but do not possess sufficient information to support an application to the FDA. We have not yet constructed a prototype of the device utilizing the miniature technology to be incorporated into the product we hope to offer commercially.

     Management expects initially to focus on and pursue regulatory approval for the transdermal delivery of insulin for diabetics utilizing our device. In management's estimation, this field not only represents a potentially large market for the device but also is an area in which users could obtain relief from the significant pain and discomfort experienced as they continually monitor their condition by testing blood samples they must obtain by pricking their skin several times a day and then injecting themselves with insulin.

     What our Technology Does.

     Our technology utilizes a transdermal patch with an attached ultrasonic device that we expect will overcome the limitations of passive patch technology. The device is designed to generate ultrasonic transmissions of variable intensity and frequency which are transmitted through a modified transdermal patch. In theory, the ultrasound will dilate the skin's pores, which allows for the delivery of pharmaceutical compounds composed of large molecules and is expected to increase the absorption of the drug through the skin. The device will be programmable to deliver a prescribed amount of active pharmaceutical agents on a programmed drug delivery regimen which can be customized for each patient. The projected portability of this drug delivery system, in contrast to other clinical systems employing ultrasound devices which are fixed in place, can improve the quality of life for many patients with chronic diseases. Moreover, we have designed the system to be programmable, which will provide more flexibility and control over an individual patient's dosing needs.

     Our proprietary drug delivery technology offers the potential to expand the applications for transdermal patches to a broader array of drugs across a wider variety of therapeutic indications. We believe that our active ultrasonic transdermal drug delivery system will retain the advantages of passive patches in that it will be comfortable, non-invasive, easy to use, and convenient. In addition, our transdermal delivery system is being designed to be precise, controllable and programmable because the drug will be delivered only when the device is activated. We believe that these are distinct advantages for the administration of many drugs where achieving optimal blood levels will greatly improve therapeutic outcomes as well as reduce or eliminate side effects. These features also improve overall cost-effectiveness of drug therapies.

     The ultrasonic waves produced by our device will force (push) the drug either through a user's hair follicles or sweat pores. Ultrasonic waves will be used to enlarge the skin's pathway and then to drive the drug through the opening. Mechanically, the drug follows the hair follicles to the bloodstream (equivalent of a near intravenous injection) or the sweat pores to the fatty tissue (equivalent of a sub-coetaneous injection).

     We believe that existing conventional ultrasound and other active transdermal technology therapies are ineffective at pore expansion and can cause
damage to drug formulations and skin irritation, discoloration and damage.   Our
limited clinical testing of the technology supports our belief that the ultrasonic transmission methodology we will incorporate into our device reduces the thermal effects of ultrasound without damaging the target drug or the skin of the patient. Volunteers report an inability to sense or hear the sonic transmission.

Hardware.

     To date, product research has focused on creating the hardware required to construct a small, wearable, lightweight insulin delivery system that is durable enough to be worn on a patient's arm on a full-time basis. The inventors of the technology expect that the application of the technology could extend beyond insulin and serve as a platform for the delivery of a myriad of existing drugs that cannot be delivered utilizing current passive transdermal technology.

     We have not yet fabricated a device incorporating the miniaturized technology which we propose to utilize in the product we expect to submit to the FDA for approval. Management believes that the miniaturized hardware, circuitry and power source (battery) we will require to produce a comfortable, wearable, and effective device as described in our patent applications is commercially available. Accordingly, once the efficacy of the theories underlying our technology is proven to our satisfaction, we believe that we will be able to employ off-the-shelf components in the development of a final product.

     The hardware elements we will seek to incorporate into our transdermal drug delivery device encompass an ultrasonic applicator, a flat transducer, and a modified patch.

     The ultrasonic applicator will consist of a device that generates ultrasonic transmissions and a keypad to operate and control the dosage level and frequency. The dose controller will contain a miniature battery and circuitry that precisely control the rate, dosage, and pattern of drug delivery through the skin. The user or his physician will be able to program the unit to provide for multiple dosage levels so that, for example, in the case of diabetics, the device could be programmed to deliver additional insulin during mealtime. A large display will provide a message center which will allow the wearer to see existing device settings and reprogram the device as necessary and prescribed by his physician. The patient or his physician will be able to program the unit manually, but the device will be fitted with a radio frequency receiver, which will allow for radio signals to be received from a remote sensor device to automatically adjust the device to the patient's needs in real time, minimizing patient interaction.

     The ultrasonic applicator unit will record the dose delivered and store the information in memory for 60 days. It will be capable of downloading, via modem, a dose report to the physician to enable individualized dose tracking and individualized dose management. We expect to utilize a mini-transducer to produce ultrasonic signals with sufficient intensity to transverse the patch using minimal power.

     A flat transducer will generate the alternating ultrasonic waveform effect necessary to enlarge the pores of the skin and also drive or push the medication through the patch into the skin's pores, in what can be referred to as an
"active" transdermal delivery system.   Our transducer will emit an ultrasonic
transmission that enlarges the pores of the skin without damaging the pharmaceutical preparation being delivered, one of the primary deficiencies of existing ultrasonic patch technology. The modified transducer system is designed to deliver a prescribed dose of medicine on demand as a result of the ultrasonic excitation of the patient's skin. The device delivers the drug in an array which enables sequencing upon the skin and prevents over-exerting one skin transport site. Alternatively, the transducers in the array can be operated in tandem increasing the dose quantity through the patient's skin. We expect that our transducers will be battery powered.

     We expect that our transdermal drug delivery system will employ either a traditional flexible patch design or a proprietary two-part system called the Medi-Cap (TM). The Medi-Cap(TM) transdermal drug delivery system has been designed to use a two-part modified transdermal patch consisting of a patch cap (into which the medicated patch is placed) and the transducer coupler which contains the transducer array. The patch cap will store the pharmaceutical preparation and connect to the transducer coupler to complete the system. It will be removable and disposable.

     The design of our active transdermal drug delivery systems is intended to maximize overall delivery system efficiency while addressing commercial requirements for reproducibility, formulation stability, safety, convenience, and low cost. To achieve this goal, our delivery system is designed to integrate proprietary and patent pending technology with commercially available, off-the-shelf components. We believe our active transdermal approach will offer a level of portability, convenience, control, and programmability not available with other methods of drug delivery.

     We believe the controllability and programmability offered by our technology offer a competitive advantage that will enable our products to deliver more consistent and predictable results for a broad range of existing and new drugs. Using this technology, we believe we can create a variety of cost-effective, wearable, drug delivery systems that are non-invasive, discreet and easy to use in both a clinical environment as well as for day-to-day self-medication programs such as insulin administration, high cholesterol therapies; gastro-intestinal system treatments; oncology drug delivery; cardiovascular care; chronic pain control and treatment; fertility drugs for women; hormone treatment; and pain management.

     We believe the key clinical advantages of our drug delivery technology will be:

     - Controllable Dosing- Enables accurate control over dosage and duration of delivery - drugs can be delivered fast or slow, in a single dose or in several doses over time at selected intervals.
     - Programmable - Electronic controllers can be programmed to handle a wide variety of drug delivery dosage profiles with or without manual adjustment.
     - Non-invasive and comfortable - Achieves comparable results to injections and intravenous administrations without the pain, and therefore the anxiety, associated with those methods. This feature is particularly important for children.
     - Consistent and reliable results- Enables highly controlled delivery of intended doses systemically or a specified target area, producing predictable results.
     - Broadly applicable - Potentially useful for delivery of a wide range of drugs.
     - Verifiable - Our systems are capable of automatically capturing and storing information regarding the exact time and dosage of drug delivered. This information can be used in disease management to verify that patients comply with drug therapy regimens.

     We believe our active transdermal drug delivery will overcome the limitations of traditional, passive transdermal delivery systems, such as patches or creams, that are slow to take effect, difficult to control, and useful for only a limited number of drugs with small molecular structures.

MARKET ANALYSIS.

     In 2002, the drug delivery market in the United States accounted for roughly 6% of the pharmaceutical industry revenues, with sales of pharmaceutical products that utilize advanced drug delivery technology reaching approximately
$38 billion.   Some observers project that this market will grow at an average rate of 28% over the next five years and expect that drug delivery will account for 39% of all pharmaceutical sales by 2007. The fast growth of this industry sector can be attributed to the following major developments:

     -    The need for effective delivery of new biopharmaceuticals;
     - Upcoming patent expirations driving pharmaceutical companies to reformulate their products to extend product life cycles;
     - Manufacturers of generic drugs are also increasingly interested in novel drug delivery technologies for making their products competitive; and
     - New technologies can minimize side effects and lead to better patient compliance.

     Other market drivers include expansion of pharmaceutical company pipelines, product differentiation, and reduction of health care costs. Since the 1970's, more than 35 drug delivery systems have been marketed, including transdermal patches, time-release pills, osmotic pumps and depot implants.

     In the United States, the overall market for drug delivery technologies is expected to increase from $19 billion in 2000 to more than $41 billion by 2007, with revenues expected to increase at a compound annual growth rate of roughly 11%.

     Over 300 companies are currently known to be involved in drug delivery research and development. In addition, universities, foundations and small private companies and laboratories unknown to us are researching new drug delivery systems.

MARKET OPPORTUNITY.

     We believe that there exists a significant market opportunity for a non-invasive, programmable drug delivery system which is worn by the patient. Our technology will have application in a variety of healthcare settings and for a variety of compounds and therapies.

     We believe the market for our technology is driven by the following factors:

     - Pharmaceutical companies looking (i) to extend the life cycle of existing FDA approved drugs through the utilization of new drug delivery systems, and (ii) for ways to effectively deliver new biopharmaceuticals and other drugs comprised of macromolecular proteins and peptides.
     - Physicians who are seeking to deliver drugs (i) more effectively, without side effects, (ii) more economically, and (iii) by minimizing patient interaction in the daily medication process which will increase therapeutic compliance and promote proper dosing.
     - Patients, who are demanding pain-free, less complicated delivery systems.

     We believe that our active transdermal drug delivery system will be capable of satisfying each of the participants in the health-care chain.

     The market for our ultrasonic drug delivery system extends to all pharmaceutical companies that manufacture drugs that otherwise would be subject to delivery by way of a transdermal patch but which cannot be delivered in such fashion because the molecules comprising the formulation are too large for existing transdermal technology. Our technology can provide a means of extending the life cycle of drugs which cost many millions of dollars to develop, test and bring to market. It also may provide a means to deliver new biopharmaceuticals and other drugs comprised of macromolecular proteins and peptides which are not subject to delivery by passive transdermal technology. Management estimates that there are approximately 175 existing pharmaceutical compounds that cannot be effectively delivered through the pores of the skin using conventionally available transdermal technology due to their large molecular size but which could be capable of being delivered by our transdermal system, and our research and business development efforts are geared towards quantifying the opportunities and moving forward with the most promising of them. We expect this number to increase as pharmaceutical companies continue to develop new drugs.

     We believe that physicians will be satisfied with the improved therapeutic outcomes that result from the use of our transdermal technology, the reduced side-effects which sometimes accompany other forms of drug delivery, increased patient compliance with therapeutic regimens, and the improvement in overall cost-effectiveness of drug therapies. All of these factors are achieved because our device delivers the precise dosage of a drug at the proper time without over-medicating a patient.

     We believe that patients will benefit most from our drug delivery system. Our technology would replace self-administered injections and large content capsules for many of the therapeutically prescribed pharmaceuticals now used to battle chronic illnesses. The technology is appealing to patients because it is designed to be:

     -    non-invasive, needle-free and therefore pain-free;
     - programmable to meet each patient's individual patient's requirements for the specific pharmaceutical therapy prescribed; and
     - wearable and thus offers the patient portability, providing freedom from periodic injection or clinic visits.

     An aging yet active United States population demands changes in the drug delivery regimen and techniques customary in the past. Traditionally, drug delivery took the form of tablets, elixirs, inhalants, injections, or transdermal patches. However, each of the delivery methods has its deficiencies, including:

     - many pharmaceutical formulations are not well suited to oral dosage forms (tablets or elixirs) because these formulations may be damaged in the gastrointestinal tract of the patient;
     - the use of encapsulation and special gel-cap forms to provide release of a drug after it has by-passed the stomach have proven difficult to produce because inaccuracies of dosing and the use of materials which may not be approved by the FDA;
     - inhalants involve placing a drug through the lung lining into the bloodstream, however problems with dosing and the fact that a patient who simply has a cold could reduce a drug's efficiency and limit the potential applications of this approach to drug delivery;
     -    injectable drug delivery is invasive and painful; and
     - transdermal patches offer non-invasive drug delivery but are limited to "small molecule" drugs, limiting the number of medications which can be administered through conventional "passive" patch products.

     We believe that active transdermal patches are the only effective non-invasive drug delivery method available, offering many key advantages:

     - the set-it-and-forget-it appeal of transdermal patches has been well demonstrated in such applications as motion sickness, cardiac drug administration, hormone delivery and nicotine patches;
     - patients prefer the non-invasive nature offered by transdermal patches and therefore compliance is generally high with a patch regimen as opposed to injectable, oral or even inhaled drug delivery techniques, where the patient needs to remember to follow a predetermined schedule;
     - transdermal patches can offer several days of drug delivery with little or no maintenance from the patient, in essence offering a programmed automatic drug delivery; and
     - transdermal patches provide consistent dosage delivery to ensure the patient is receiving the proper amount of the prescribed drug.

BUSINESS STRATEGY.

General

     Management expects that the Company will generate revenues from the following sources:

     - A testing program to assess the feasibility of drugs subject to delivery by way of our transdermal delivery system; and
     -    License and royalty fees.

     Our objective is to exploit our technology through the development and commercial introduction of products incorporating existing FDA-approved compounds into our drug delivery systems. Our business strategy is to (i) define products that address unmet medical needs, (ii) analyze the market potential of such defined products, (iii) develop the products with and through an appropriate clinical stage partner, (iv) collaborate with strategic partners to complete the development of such products, and (v) launch such products on a commercial basis through marketing partners.

     We expect to focus our efforts on applying our platform technology in therapeutic areas where our approach to drug delivery can substantially improve a drug therapy, offering therapeutic, economic and lifestyle advantages over existing methods of delivering the same drug. We will seek to partner with pharmaceutical and other healthcare companies that are market leaders in the specific therapeutic areas and which can provide immediate market access and financial support during the later stages of clinical studies. We propose to focus on existing FDA-approved drugs. We believe this approach reduces clinical risks and eliminates certain costly and time consuming pre-clinical and clinical studies, thereby shortening time to approval and materially reducing costs.

     To achieve our objectives, we plan to implement the following business strategy:

     - Use our technology to create products that improve therapy, thereby improving drug efficacy, while limiting side effects, reducing patient discomfort and inconvenience, which will improve compliance and lowering healthcare costs.
     - Focus on applying our technology to a broad range of macromolecular pharmaceutical compounds that have not been subject to delivery by way of passive transdermal technology.
     - Select FDA-approved drugs in order to reduce the development risk and costs of our products.
     - Seek to develop and enter collaborative and marketing arrangements with leaders in specific therapeutic areas that can provide established, significant market access as well as finance late stage clinical trials. We will expect our partners to handle sales, marketing and distribution.
     - Focus on areas where we believe the United States market potential is large and well-established and where we believe we can materially increase, or even create, the market. For this reason, we have elected to focus on the market for insulin delivery to diabetics.

Suitability Testing.

     We expect to establish a laboratory to offer a screening program to pharmaceutical companies to determine whether existing and newly developed drugs are candidates for delivery by way of our active transdermal device. We will negotiate with manufacturers of successful candidates to enter into long-term development agreements that may include funding milestones. A typical structure could include a technology marketing agreement with research grants and milestone payments at each major step in the pre-clinical and clinical path.

License and Royalty Fees.

     Management anticipates that the Company will generate the preponderance of its revenues from licenses and accompanying royalty streams. The Company will seek to negotiate with drug manufacturers that have the potential to reach the market quickly and on pharmaceutical preparations which would be favorably received by physicians and patients. Specifically, we intend to target pharmaceutical companies which manufacture formulations which not only are subject to delivery utilizing our transdermal systems but which already are FDA approved and widely distributed.

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

     Thereafter, we intend to target manufacturers of other well-known, widely distributed pharmaceutical formulations currently approved by the FDA. We expect to target the following markets, all of which represent multi-billion dollar annual industries:

     -    high cholesterol drugs;
     -    gastro-intestinal system treatments;
     -    central nervous system treatments;
     -    oncology drug delivery;
     -    cardiovascular care;
     -    chronic pain control and treatment; and
     -    fertility drugs for women.

     A number of the drugs developed to treat these conditions are subject to delivery by way of our transdermal ultrasonic drug transport delivery system. Many of these drugs must be delivered in precise doses at specific times while other drugs must be modulated to achieve the most efficacious result. Patients could benefit from many of the anticipated benefits derived from the use of our technology, including:

     - in the case of persons seeking to control high cholesterol, caregivers can be certain that patients are receiving their medication in a consistent and predictable manner which accounts for variable factors introduced by the patient during the normal course of daily activities such as exercise, food consumption and alcohol consumption;
     - in the case of drugs developed to treat gastro-intestinal conditions, certain foods can trigger a negative gastro-intestinal reaction that may require an unanticipated dose of medicine, which our device is capable of delivering;
     - people suffering from central nervous system disorders, such as epilepsy, Parkinson's disease or other psychiatric disorders, may not be capable of remembering multiple daily doses of their medicine, our transdermal technology obviates the need to remember when and how much of a given formulation to take;
     - cancer treatments sometimes incorporate complex multi-drug regimens that require specific precise dosages of multiple and varying drugs at specific times.

     We will seek to license our technology to the companies that manufacture these drugs and receive a continuing royalty. The terms of any license will be negotiated after we have received FDA approval of our transdermal ultrasonic drug transport delivery system. We may seek to enter into collaborative relationships with pharmaceutical companies prior to the receipt of FDA approval from which we would receive funds to complete testing of our technology and pursue FDA approval and for which the pharmaceutical company would be granted.

RESEARCH AND DEVELOPMENT ACTIVITIES.

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

     Substantial additional research and development efforts are required to complete the development of the device prior to submission to the FDA for approval. These activities will consist of, among other things, conducting extensive additional animal and human trials and developing a prototype of the device which we hope to commercialize. We can not estimate the time required to complete these activities or when we will submit a device to the FDA to commence the approval process. We cannot assure that we will ever develop a product that is approved for commercial distribution.

GOVERNMENT REGULATION.

     Our proposed drug delivery system constitutes a "medical device" as defined by the FDA and is subject to extensive regulation by the FDA and other regulatory bodies. In nearly all cases, medical devices which are distributed in the United States require either a 510(k) clearance or pre-market approval ("PMA") from the FDA. Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Quality System Regulations ("QSRs"), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the 510(k) Pre-market Notification process described below. Class II devices are subject to General Controls, as well as pre-market demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Pre-market review and clearance by the FDA is accomplished through the 510(k) Pre-market Notification procedure.
In the 510(k) Pre-market Notification procedure, the manufacturer submits appropriate information to the FDA in a Pre-market Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) Pre-market Notification process, it will grant clearance to commercially market the device. It generally takes three to six months from the date of submission to obtain clearance of a 510(k) Pre-market Notification submission, but the process may take longer. If the FDA determines that the device, or its "labeled" intended use, is not "substantially equivalent," the FDA will automatically place the device into Class III.

     A Class III product is a product that has a wholly new intended use or is based on advances in technology for which the device's safety and effectiveness cannot be assured solely by the General Controls, performance standards and special controls applied to Class I and II devices. These devices often require formal clinical investigation studies to assess their safety and effectiveness. A Pre-market Approval ("PMA") from the FDA is required before the manufacturer of a Class III product can proceed in marketing the product. The PMA process is much more extensive than the 510(k) Pre-market Notification process. In order to obtain a PMA, Class III devices, or a particular intended use of any such device, must generally undergo clinical trials pursuant to an application submitted by the manufacturer for an Investigational Device Exemption ("IDE"). An IDE allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a PMA application or a

510(k) Pre-market Notification submission to the FDA. Only a small percentage of 510(k) Pre-market Notification submissions require clinical data to support the application. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE before the study is initiated. An approved IDE permits a device to be shipped lawfully for the purpose of conducting investigations of the device without complying with other requirements of the Food, Drug and Cosmetic Act that would apply to devices in commercial distribution.

     Any devices manufactured or distributed by us pursuant to FDA clearances or approvals will be subject to extensive and continuing regulation by the FDA and certain state agencies. We will be subject to inspection by the FDA and state health inspectors and have to comply with various other regulatory requirements that usually apply to medical devices marketed in the United States. These regulatory requirements include, among others, manufacturing and design control regulations, labeling, Medical Device Reporting regulations which require that a manufacturer report to the FDA certain types of adverse events involving its products, and the FDA's prohibitions against promoting approved products for unapproved, or "off-label," uses. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on us.

     Unanticipated changes in existing regulatory requirements, failure to comply with such requirements or adoption of new requirements could have a material adverse effect on us. We also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, good manufacturing practices, environmental protection, fire hazard control and hazardous material disposal. There can be no assurance we will not incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business, financial condition and results of operations.

     We cannot assure you that any of our potential drug delivery systems will be approved by the regulatory bodies or approved on a timely or accelerated basis, or that any approvals received will not subsequently be revoked or modified. See also "Risk Factors."

PRODUCT LIABILITY AND INSURANCE.

     The development, manufacture and sale of our drug delivery system will expose us to an inherent risk of product liability claims. We will seek to obtain general liability insurance and product liability insurance when it becomes necessary. Coverage is expensive and difficult to obtain and there can be no assurance that such coverage will be available to us. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION.

General

     We face competition from medical product companies, as well as from universities and other non-profit research organizations in the field of drug delivery systems and individual industries in which we intend to introduce our product as a platform for treatment delivery systems. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. In addition, a number of large established companies are developing proprietary technologies or may enhance their capabilities by entering into arrangements with or acquiring companies with drug delivery technologies. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to our technology.

     For our proposed products, an important factor in competition is the timing of market introduction of our products or those of our competitors' products. Accordingly, the relative speed with which we can develop products, complete the regulatory clearance processes and supply commercial quantities of the products to the market is an important competitive factor. We expect that competition among products cleared for marketing will be based on, among other things, product efficacy, safety, reliability, availability, price, and patent position.

     Our proposed current product, and any future products which we may develop, will likely compete with both conventional drug delivery methods and advanced drug delivery methods.

Conventional Drug Delivery Methods

     Traditionally, the pharmaceutical industry has relied on oral delivery and injection as the primary methods of administering drugs:

     Conventional Oral Method.

     Conventional, oral drug dosage forms, such as pills and capsules, are the most common types of drug delivery. Oral drug delivery methods are easy to administer, but their efficacy can be limited because drugs must first pass through the digestive system and liver before being absorbed into the bloodstream. Orally delivered drug dosages must, therefore, be large to overcome the degradation that occurs in the gastrointestinal tract and liver. As a result, conventional oral dosage forms often produce higher initial drug levels than are required to achieve the desired therapeutic effects, thereby increasing the risk of side effects, some of which can be serious. Also, it is difficult to maintain therapeutically optimal drug levels using oral drug delivery methods. Further, oral drug delivery methods can require patients to follow inconvenient dosing routines, which may diminish patient compliance with self-medication schedules.

     Injection Methods.

     Injectable drug dosage forms generally provide rapid onset of therapeutic action and offer many of the same advantages as conventional oral drug dosage methods. Injectable drug delivery methods use needles, raising the possibility of needle-stick injuries, as well as the risk of infection to the caregiver and the patient. The use of needles also increases patient anxiety due to the pain of injection. Further, patients often find self-injectable therapies unpleasant. As a result, injected drugs for many diseases meet with varying degrees of patient acceptance and compliance with the prescribed regimens, which can lead to increased incidence of medical complications and potentially higher disease management costs. In addition, some elderly, infirm or pediatric patients cannot administer their own injections and require assistance, thereby increasing both the inconvenience to these patients and the cost of therapy.

     Advanced Drug Delivery Technologies

     The limitations of conventional forms of drug delivery, such as oral and injection methods, have driven demand for advanced drug delivery alternatives that are safer, more effective and more convenient. Advanced drug delivery technologies have improved oral and injection methods as well as offering new means of administering drugs, such as through the skin and the respiratory system. Advanced drug delivery technologies include;

     -     sustained release pills and injectables,
     -     active and passive transdermal patches.
     -     infusion pumps, and
     -     pulmonary, nasal and transmucosal delivery methods.

In some cases, these technologies offer better control over the release of drugs into the bloodstream, thereby improving therapeutic efficacy and reducing side effects and risks. In other cases, advanced drug delivery technologies make therapies easier to administer and support more complex therapeutic regimens. Innovative drug delivery technologies can offer many advantages over traditional methods, including ease of use and administration, greater control of drug concentration in the blood, improved safety and efficacy, improved patient compliance, expanded indications for certain therapies, and totally new therapies using drugs that cannot be delivered otherwise.

PATENTS AND PROPRIETARY RIGHTS.

     We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We attempt to protect our proprietary technologies through patents and intellectual property positions. Patent applications covering ten of the key elements of our technology have been filed in the United States and internationally, including the European Community and China. In addition, the inventors of the Intellectual Property claim 57 new inventive concepts which may be subject to patent protection.

     The patent position of medical device firms, including our company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications for, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by our Company. The scope and validity of these patents and applications, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. We cannot assure you that our patent applications will result in additional patents being issued or that any of our patents will afford protection against competitors with similar technology; nor can we assure you that any of our patents will not be designed around by others or that others will not obtain patents that we would need to license or design around.

     We also rely upon unpatented trade secrets. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets, or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets.

     We require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information.

SALE OF EASYTRIVIA.COM SUBSIDIARY.

     Upon the closing of the Purchase Agreement and transfer of the Intellectual Property to us, we sold all of the shares of our EasyTrivia.com subsidiary to one of our directors for a price of $200. We had not derived any revenues from the EasyTrivia operations and did not expect to generate any revenues from that company's operations in the near future, if ever, the primary factor driving the sale of this subsidiary.

EMPLOYEES.

     Upon the closing of the Purchase Agreement, the officers and directors of the Company resigned and Bruce H. Haglund was appointed to serve as the sole director of the Company until funding had been received. The Company entered into an employment agreement with Bruce K. Redding on July 29, 2004, but Mr. Redding has not yet been paid under the terms of that agreement. The terms of Mr. Redding's employment agreement are described under "ITEM 10. EXECUTIVE COMPENSATION-Executive Compensation." As of the date of this report, the Company has no full-time employees.

     In order to implement our business plan, which includes completing the development of our technology, obtaining appropriate FDA and other regulatory approvals and successfully initiating marketing activities, we will require significant additional staff. Current management expects that we will have to retain additional experienced personnel in the following areas: research and development, regulatory affairs, marketing, and financial and administrative operations. We may be constrained in our ability to engage such personnel both by financial limitations and competitive nature of the market for qualified personnel in each of the afore-mentioned areas. We cannot be certain that we will obtain the capital required to engage the staff required to complete development of our technology, that we will identify and be able to engage the qualified staff necessary to commercialize our technology, apply to obtain the required regulatory approvals or successfully market our technology nor can we be certain that qualified personnel will be available to us on acceptable terms or at all.

RISK FACTORS.

     An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. Investors should carefully consider the following risk factors, together with the other information in this report before you decide to buy our Common Stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our Common Stock could decline, and you may lose all or part of your investment therein.

WE WILL REQUIRE SIGNIFICANT FINANCING TO FUND OUR OPERATIONS, INCLUDING REPAYING THE ENTIRE AMOUNT DUE UNDER A CERTAIN PROMISSORY NOTE UNDER WHICH WE NOW OWE IN EXCESS OF $600,000 UNDER WHICH WE WERE IN DEFAULT ON DECEMBER 17, 2004, COMPLETING THE DEVELOPMENT OF COMMERCIAL PRODUCTS BASED UPON OUR TECHNOLOGY, SEEKING FDA APPROVAL FOR OUR DEVICE AND OTHERWISE IMPLEMENTING OUR BUSINESS PLAN, AND WITHOUT SUCH FINANCING WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

     We do not currently have sufficient financial resources to fund our operations. We will require significant capital to fund our future operations. To date, we have not generated any revenues from operations. The success of our business depends on our ability to develop products based on our drug delivery technology, subject such products to potentially rigorous, costly and time-consuming clinical testing, and obtain regulatory approval for and manufacture those products. We will require significant additional capital to:

     -    satisfy our payment obligations under the Purchase Agreement;

     - repay a lender the sum of $600,000, plus interest accrued after November 30, 2004 under a promissory note dated June 30, 2004, which was due on December 17, 2004;
     -    retain technical and other staff;
     - complete the development of products that incorporate our drug delivery technology;
     - undertake the clinical trials required to submit our drug delivery device to the FDA for clearance (or approval, if the FDA does not accept our proposition that our device is subject to 510(k) clearance);
     - obtain office and laboratory space necessary to accomplish our business plans;
     -    commercialize our technology; and
     - otherwise fully implement our business, operating, and development plans.

     If we are unable to locate funding and default on our financial obligation under the Purchase Agreement or the Note, we may have to relinquish the Intellectual Property to the seller.

     The exact amount of our current and future capital requirements will depend on numerous factors, some of which are not within our control, including the progress of our research and development efforts, the costs of testing and manufacturing products, and changes in governmental regulation. We expect to finance a portion of our product development through collaborations with pharmaceutical companies. We cannot guarantee that such collaborations will be successful. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations, in which case you could lose the entire amount of you investment in the Company.

WE ARE IN DEFAULT UNDER THE TERMS OF A PROMISSORY NOTE WHICH BECAME DUE ON DECEMBER 17, 2004 (AS EXTENDED) AND, CONSEQUENTLY, IN DEFAULT UNDER THE TERMS OF A PROMISSORY NOTE WE MADE IN FAVOR OF ESI, THE SELLER OF THE INTELLECTUAL PROPERTY. IF ESI DECLARES THAT WE ARE IN DEFAULT UNDER THE ESI NOTE, THE PROVISIONS OF THE PATENT SECURITY AGREEMENT WE MADE IN FAVOR OF ESI WILL BE ACTIVATED AND WE WILL BE REQUIRED TO RETURN THE INTELLECTUAL PROPERTY TO ESI, IN WHICH CASE WE WILL HAVE NO BUSINESS AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT IN OUR COMPANY.

     As described elsewhere herein, we currently are in default under a promissory note dated June 30, 2004 in the principal sum of $500,000. On December 3, 2004, we entered into a loan extension agreement with the lender, Gary M. Scott, (the "Extension Agreement"). Pursuant to the Extension Agreement, Mr. Scott agreed to extend the time in which to repay all sums due under a certain promissory note originally made by the Company on June 30, 2004 in the principal amount of $500,000 bearing interest at the rate of 10% per annum and due on the earlier of the closing date of the Company's acquisition of certain assets from Encapsulation Systems, Inc. or July 31, 2004 (the "Scott Note"), no later than December 17, 2004. In consideration of the extension of the Note, we agreed, among other things, to (i) to pay to Mr. Scott the sum of $600,000, which sum includes (A) $500,000 principal amount of the Note, (B) the previously agreed extension fees of $50,000 and $15,000, (C) an additional $18,287.67 extension fee for the current extension, and (D) accrued interest through November 30, 2004 of $16,712.33, and (ii) to pay Mr. Scott default interest on the Note at the rate of $605.00 per day from and including December 1, 2004 until the Note is paid in full. This promissory note does not specify acts constituting a default nor does it provide for notice of default under any circumstances or for time in which to cure a default. The lender presently is entitled to commence legal action against us to recover the amount due to him.
A default under the Scott Note also constitutes an immediate default under the ESI Note and the Patent Security Agreement we executed in favor of ESI in connection with our acquisition of the Intellectual Property. If ESI elects to declare us in default under the ESI Note, the provisions of the Patent Security Agreement and accompanying Patent Assignment, which permits ESI to take back the Intellectual Property, automatically will be activated. As of the date hereof, ESI has not declared a default under the ESI Note. If this transpires, we will have no business and investors could lose their entire investment in our Company.

WE HAVE NOT COMPLETED THE DEVELOPMENT OF ANY PRODUCTS THAT INCORPORATE OUR DRUG DELIVERY TECHNOLOGY. IF WE ARE SUCCESSFUL IN DEVELOPING ANY SUCH PRODUCTS, WE WILL BE REQUIRED TO OBTAIN REGULATORY APPROVAL FROM THE FDA PRIOR TO THEIR COMMERCIAL USE AND OTHERWISE COMPLY WITH ALL OF THE REGULATORY REQUIREMENTS APPLICABLE TO OUR BUSINESS.

     Prior to bringing any products to market in the United States, we must obtain FDA approval. As of the date hereof, we have not completed the development of any products that incorporate our drug delivery technology and we cannot assure you that we will ever develop products that will be suitable for submitting to the FDA for the required approval. The approval process will require the further development of our product, significant clinical testing and trials and potentially lengthy FDA submissions and review, all of which will require substantial funding. Although we believe that our device is substantially similar to existing products previously approved by the FDA, which could reduce the time required to obtain FDA clearance, we cannot be certain that the FDA will agree with our assessment. Under such circumstances, the time required to prove the efficacy and safety of our product could be lengthy and costly.

     In addition, our Company and the devices we hope to develop and commercialize are subject to extensive FDA regulations. Failure to comply with these and other current and emerging regulatory requirements in the global markets in which our products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance for devices, withdrawal of clearances, and criminal prosecution.

     We can not be certain that the FDA will approve our product for public use. If the FDA does not approve our product for public use or if we otherwise fail to comply with FDA regulations, you could lose the entire amount of your investment in the Company.

WE ARE A YOUNG COMPANY WITH A LIMITED OPERATING HISTORY AND HAVE NOT GENERATED ANY REVENUES FROM OPERATIONS. THEREFORE, IT IS DIFFICULT FOR YOU TO ASSESS OUR COMPANY.

     To date, our operations have consisted primarily of analyzing and acquiring the Intellectual Property, conducting an analysis of our industry and developing our business model. Accordingly, we have only a limited operating history on which you can base an investment decision in our securities. Since our inception, we have not generated any revenues from operations. We expect to incur operating losses for the foreseeable future.

     We cannot assure you that we will be able to execute our business model on a wide-scale basis or that we ever will achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a new business and the competitive environment in which we operate.

OUR PRODUCTS MAY NOT ACHIEVE THE BROAD MARKET ACCEPTANCE THEY NEED IN ORDER TO BE A COMMERCIAL SUCCESS.

     To date, we have not received FDA approval for the use of devices that incorporate our technology and, consequently, we are not yet distributing any products. The success of drug delivery devices incorporating our technology will depend to a large degree on the medical community's acceptance of them as reliable, safe and cost effective alternatives to existing competitive drug delivery methods. If products based upon our technology are not accepted by the medical community and are not widely used, our business and results of operations would negatively and materially affected.

WE EXPECT TO RELY ON THIRD PARTIES TO MARKET AND DISTRIBUTE PRODUCTS BASED ON OUR TECHNOLOGY AND THEY MAY NOT BE SUCCESSFUL IN SELLING OUR PRODUCTS.

     We expect to distribute products incorporating our technology through partners which will be responsible for marketing and distributing these products. We expect that our partners will assume direct responsibility for business risks associated with these activities, including, risks related to credit, currency exchange, foreign tax laws or tariff and trade regulation. We cannot be certain that our distribution partners will succeed in marketing our products effectively. If this happens, we may not be able to successfully market our products, which would decrease our revenues.

WE EXPECT TO RELY ON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS AND OUR BUSINESS WILL SUFFER IF THEY DO NOT PERFORM.

     We do not anticipate manufacturing products based upon our technology. Rather, we expect to rely on independent contract manufacturers or business partners for the manufacture of these drug delivery systems. Our business will suffer if our contract manufacturers have production delays or quality problems. Furthermore, medical device manufacturers are subject to the manufacturing regulations of the FDA, international quality standards, and other regulatory requirements. If our contractors or business partners do not operate in accordance with regulatory requirements and quality standards, our business will suffer.

WE MAY LOSE OUT TO LARGER AND BETTER-ESTABLISHED COMPETITORS.

     The medical device industry is intensely competitive. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the medical device industry than we have. The particular medical conditions our product lines address can also be addressed by other means. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors' products and/or the products we develop may not be competitive with other technologies. If these things happen, we may never generate meaningful revenues. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and prevent us from gaining market share.

PRODUCTS WE ARE DEVELOPING THAT INCORPORATE OUR TECHNOLOGY MAY BE DISPLACED BY NEWER TECHNOLOGY.

     The medical device industry is undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those we propose to develop and market, or that would make our technology and products obsolete or non-competitive. Additionally, researchers could develop new technologies and medications that replace or reduce the importance of our technology. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of
new products.  We may not have the resources to do this.   If our product
becomes obsolete and our
efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

OUR INTELLECTUAL PROPERTY MAY NOT HAVE OR PROVIDE SUFFICIENT LEGAL PROTECTIONS AGAINST INFRINGEMENT OR LOSS OF TRADE SECRETS.

     Our success depends, in part, on our ability to secure and maintain patent protection, to preserve our trade secrets, and to operate without infringing on the patents of third parties. While we seek to protect our proprietary positions by filing United States and foreign patent applications for our important inventions and improvements, domestic and foreign patent offices may not issue these patents. Third parties may challenge, invalidate, or circumvent our patent applications in the future. Competitors, many of which have significantly more resources than we have and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or abroad.

     In the United States, patent applications are secret until patents issue, and in foreign countries, patent applications are secret for a time after filing. Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications. Third parties may have already filed applications for patents for products or processes that will make our products obsolete or will limit our patents or invalidate our patent applications.

     We typically require our employees, consultants, advisers and suppliers to execute confidentiality and assignment of invention agreements in connection with their employment, consulting, advisory, or supply relationships with us. They may breach these agreements and we may not obtain an adequate remedy for breach. Further, third parties may gain access to our trade secrets or independently develop or acquire the same or equivalent information.

OUR PRODUCT SALES MAY BE ADVERSELY AFFECTED BY HEALTHCARE PRICING REGULATION AND REFORM ACTIVITIES.

     The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

     We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering healthcare reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

WE COULD BE DAMAGED BY PRODUCT LIABILITY CLAIMS.

     Products incorporating our technology are intended to be used by persons who require a steady and precise dosage of medicine to maintain their health and life. If any of our proposed products were to malfunction or a physician or patient were to misuse them and injury results to a patient or operator, the injured party could assert a product liability claim against our company. We will seek to obtain product liability insurance in an amount that we believe is
adequate for our current activities.   Insurance may not be sufficient to cover
all of the liabilities resulting from a product liability claim, and we might not have sufficient funds available to pay any claims over the limits of our insurance. Because personal injury claims based on product liability in a medical setting may be very large, an underinsured or an uninsured claim could financially damage our company.

WE MAY HAVE TROUBLE ATTRACTING AND RETAINING QUALIFIED PERSONNEL AND OUR BUSINESS MAY SUFFER IF WE DO NOT.

     Our business requires additional staff in all areas to successfully bring our technology to market. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the medical device business. The competition for qualified personnel in the medical device industry is intense and we may not be successful in hiring or retaining the requisite personnel. If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

WE DECLARED A DIVIDEND PAYABLE IN SHARES OF OUR COMMON STOCK TO HOLDERS OF RECORD AS OF JANUARY 14, 2005. THE ADDITIONAL SHARES OF COMMON STOCK ISSUED AS A DIVIDEND WILL HAVE A DILUTIVE EFFECT ON THE MARKET AND LIKELY RESULT IN A DECREASE IN THE TRADING PRICE PER SHARE.

     On January 4, 2005, the Board of Directors declared a dividend on the class of common stock payable to holders of record as of January 14, 2005 (the "Record Date"). Each share of common stock outstanding on the Record Date will receive a dividend equal to one half of one share of common stock. The dividend shares will issued, in the case of freely tradable shares, without restriction, and, in the case of restricted shares, as restricted securities having transfer restrictions identical to the common stock held of as the Record Date. The payment date of the dividend is January 18, 2005. The Company will issue an aggregate of 13,088,611 shares of Common Stock as a dividend. The dilution created by the dividend likely will have the impact of reducing the price at which the common stock trades.

OUR COMMON STOCK IS TRADED OVER THE COUNTER, WHICH MAY DEPRIVE STOCKHOLDERS OF THE FULL VALUE OF THEIR SHARES.

     Our Common Stock is quoted via the National Association of Securities Dealers' Over-the- Counter Bulletin Board (OTCBB). As such, our Common Stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the Nasdaq Stock Market. These factors may result in higher price volatility and less market liquidity for the Common Stock.

A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR OUR COMMON STOCK.

     Our Common Stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

THE PRICE OF OUR COMMON STOCK LIKELY WILL BE HIGHLY VOLATILE.

     The price of our Common Stock likely will be highly volatile. Some of the factors leading to the volatility could include:

     - price and volume fluctuations in the stock market at large which do not relate to our operating performance;
     -    FDA and/or international regulatory actions;
     -    fluctuations in our operating results;
     - financing arrangements we may enter that require the issuance of a significant number of shares in relation to the number of shares currently outstanding;
     - announcements of technological innovations or new products which we or our competitors make;
     -    developments with respect to patents or proprietary rights;
     -    public concern as to the safety of products that we or others develop;
          and
     -    fluctuations in market demand for and supply of our products.

BECAUSE WE WILL NOT PAY CASH DIVIDENDS, STOCKHOLDERS WILL ONLY BENEFIT FROM OWNING COMMON STOCK IF IT APPRECIATES.

     We have never paid dividends on our Common Stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

     -    our ability to obtain financing to support our operations;
     -    the receipt or denial of regulatory approvals;
     - our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
     -    advances in technologies,
     -    our ability to implement our growth strategy,
     -    anticipated trends in our business,
     - general economic and business conditions, both nationally and in our markets; and
     - other risk factors set forth under the section titled "BUSINESS-Risk Factors" in this report.

     In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

     We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     We lease office space at Four Tower Bridge, 200 Bar Harbor Drive, West Conshohocken, Pennsylvania 19428-2977 on an "as needed" basis. We have leased on a month-to-month basis since October 2004 at monthly rent of $275. This temporary arrangement is not adequate for our requirements.

     We have identified facilities that will be sufficient for our needs in the future; however, we have not entered into a lease for such facilities. We will need a facility that includes (i) a chemistry laboratory for the purpose of conducting experiments to examine the compatibility of therapeutic compounds with the ultrasonic transdermal delivery system (ii) an electrical engineering laboratory to undertake the development of ultrasonic drivers, which provide the low-level power to the miniature transducers which serve as the catalyst for transdermal delivery of drugs and (iii) a center to complete the design of our patch technology. We believe there are several suitable facilities that will meet our needs in the Philadelphia area where we are currently located.

     We expect that manufacturing of our drug delivery system will be undertaken by third parties.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 25, 2004, the holders of an aggregate of 6,060,100 shares of our Common Stock, par value $.001 per share (the "Common Stock"), of the Company, representing approximately 50.5% of the total shares entitled to vote on the matter as of the September 2, 2004 record date, consented in writing without a meeting to the amend the Company's Articles of Incorporation to change the Company's name from "Second Stage Ventures, Inc." to "Dermisonics, Inc."

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the OTC Bulletin Board on October 25, 2003. The stock currently trades under the symbol DMSI.OB. The prices set forth below reflect the quarterly high and low closing sales prices for shares of common stock since the Company's stock commenced trading as reported by Yahoo. The prices set forth in the table have been adjusted to reflect a 2-for-1 stock split on December 31, 2003. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

-------------------------------------------
                               CLOSING BID
                               HIGH    LOW
                               ----    ---
-------------------------------------------
 Fiscal 2004
 -----------
-------------------------------------------
 July 1 - September 30, 2004     2.25  1.40
 April 1 - June 30, 2004         2.10  1.15
 January 1 - March 31, 2003      2.50  1.01
 Oct. 1 - December 31, 2003       .51   .51
-------------------------------------------
 Fiscal 2003
 -----------
-------------------------------------------
 July 1 - September 30, 2003      .75   .51
 April 1 - June 30, 2003          .75   .75
 January 1 - March 31, 2002       .75   .75
 Oct. 25 - December 31, 2002      .75   .75
-------------------------------------------

     As of January 7, 2005, we had approximately 89 record holders of our common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

     The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended September 30, 2004 the Company made the following sales of equity securities which were not registered under the Securities Act of 1933, as amended:

Issuances Pursuant to Section 4(2) under the Securities Act of 1933. The following securities were issued pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof:

     On December 3, 2004, the Company issued to Gary Scott warrants to purchase up to an aggregate of 2,400,000 shares of common stock at an exercise price of $2.00 per share through September 30, 2007. Of these warrants, 100,000 were issued pursuant to the terms of an agreement pursuant to which Mr. Scott agreed to extend the time in which to repay a certain promissory note made by the Company in favor of Mr. Scott evidencing a loan to the Company in the principal amount of $500,000 and 2,300,000 were issued pursuant to the terms of a consulting agreement previously filed with the SEC. The warrants shall vest and be exercisable as follows: 675,000 warrants shall be vested immediately, an additional 575,000 warrants shall vest on December 31, 2004, an additional 575,000 warrants shall vest on March 31, 2005, and the remaining 575,000 warrants shall vest on June 30, 2005. If the Company terminates the consulting agreement prior to June 30, 2005, all of the unvested warrants shall immediately become vested. If Mr. Scott terminates his consulting agreement prior June 30, 2005, any unvested warrants shall be forfeit by him and be canceled.

     On December 3, 2004, the Company issued to Mr. Adil Saleh warrants to purchase up to 150,000 shares of common stock at an exercise price of $2.00 per share through September 30, 2007 pursuant to a Consulting Agreement previously filed with the SEC. The warrants shall vest and be exercisable as follows:
50,000 warrants shall vest on March 31, 2005, an additional 50,000 warrants shall vest on June 30, 2005, and the remaining 50,000 warrants shall vest on September 30, 2006. If the Company terminates the consulting agreement prior to September 30, 2006, all of the unvested warrants shall immediately become vested. If Mr. Saleh terminates the his consulting agreement prior September 30, 2005, any unvested warrants shall be forfeit by him and be canceled.

     The Company issued to Ananda Capital Partners, Inc. 100,000 shares of common stock pursuant to a consulting agreement under which Ananda agreed to provide financial and investor public relations service and related matters in the United States. A copy of the agreement previously has been filed with the SEC.

     The Company issued to DD Investment 400,000 shares of common stock pursuant to a consulting agreement under which DD Investment agreed to provide consulting services in connection with financial and investor public relations and related matters in Germany. A copy of the agreement previously has been filed with the SEC.

     The Company issued to BX Inc. ("BX") 950,000 shares of common stock and warrants to purchase 475,000 shares of common stock ("Underlying Shares") at an exercise price of $2.00 per share through September 30, 2006 pursuant to an agreement under which it agreed to compensate BX for services rendered with
respect to the acquisition by the Company of the Technology.    A copy of the
agreement previously has been filed with the SEC.

     The Company issued to Integrated Inventions (Canada) Inc. ("III") 727,222 shares of common stock and warrants to purchase 363,611 shares of common stock at an exercise price of $2.00 per share through September 30, 2006 pursuant to an agreement under which it agreed to compensate III for services rendered with respect to the acquisition by the Company of the Technology and reimburse it for expenses incurred in connection with such acquisition. A copy of the agreement previously has been filed with the SEC.

     The Company issued to Current Capital Corp. options to purchase 200,000 shares of common stock at an exercise price of $2.00 per share through September 30, 2006 pursuant a consulting agreement under which Current Capital agreed to provide financial and investor public relations service and related matters in Canada. The Company issued the common stock pursuant to the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof. A copy of the agreement is appended as an exhibit to this report. A copy of the agreement previously has been filed with the SEC.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to
Item I of this Form 10-KSB, "DESCRIPTION OF BUSINESS - Risk Factors" and "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS."

PLAN OF OPERATION

     We anticipate generating revenues during the next 12 months from a testing program to assess the feasibility of drugs subject to delivery by way of our transdermal delivery system. We also anticipate entering into agreements within the next 12 months pursuant to which we will receive licensing and royalty fees. Our objective is to exploit our technology through the development and commercial introduction of products incorporating existing FDA-approved compounds into our drug delivery systems. During the next 12 months we plan to
(i) define products that address unmet medical needs, (ii) analyze the market potential of such defined products, (iii) develop the products with and through an appropriate clinical stage partner, and (iv) collaborate with strategic partners to complete the development of such products. See "ITEM 1. DESCRIPTION OF BUSINESS-Business Strategy."

     We believe the Company can generate revenue in the next 12 months by offering a screening program to pharmaceutical companies to determine whether existing and newly developed drugs are candidates for delivery by way of our active transdermal device. See "ITEM 1. DESCRIPTION OF BUSINESS-Business Strategy-Suitability Testing."

     Management anticipates that the Company will generate the preponderance of its revenues from licenses and accompanying royalty streams. During the next 12 months the Company will seek to negotiate with drug manufacturers that have the potential to reach the market quickly and on pharmaceutical preparations that would be favorably received by physicians and patients. Specifically, we intend to target pharmaceutical companies that manufacture formulations which not only are subject to delivery utilizing our transdermal systems but which already are FDA approved and widely distributed. See "ITEM 1. DESCRIPTION OF BUSINESS-Business Strategy-License and Royalty Fees."

     To achieve our business plans for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of debt and/or equity securities. We have no cash to fund our operations at this time, so we plan to offer convertible debt and/or common stock in a private placement during the first quarter of 2005 to raise minimum proceeds of $2,500,000. We believe the proceeds from such a private placement, together with revenues from suitability testing, will enable us to repay existing obligations, meet current contingencies, and fund expanded operations. Because we have no current assets and are insolvent as of the date of this report, we will not be able to continue our business without some combination of additional capital and revenue from suitability testing.

     We have identified facilities that include office and existing laboratory space that will be sufficient for the next 12 months of our anticipated operations, without the need for significant expenditures on plant or equipment. We also anticipate hiring a minimum of five new employees during the next 12 months to enable us to continue research and development of our Technology, perform suitability testing for pharmaceutical companies, and pursue license opportunities with potential strategic partners.

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

     During the next 12 months we plan to conduct extensive additional animal and human trials and develop a prototype of the device we hope to commercialize. See "ITEM 1. DESCRIPTION OF BUSINESS-Research and Development Activities."

OFF-BALANCE SHEET ARRANGEMENTS.

     None.

ITEM  7.  FINANCIAL  STATEMENTS

     The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS.

     The following table sets forth certain information about our directors and executive officers as of January 7, 2005:

---------------------------------------------------------------------
                                                    Year First
      Name                 Position            Age  Became A Director
      ----                 --------            ---  -----------------
----------------  ---------------------------  ---  -----------------

Bruce H. Haglund  Chairman and Director         __       2004

---------------------------------------------------------------------
Bruce K. Redding  Vice President of Licensing   __
                  and Corporate Strategy
---------------------------------------------------------------------

     Bruce H. Haglund has served as the Chairman of the Company since August 6, 2004. Mr. Haglund has practiced law in Orange County, California since 1980. From May 2003 to August 2004, Mr. Haglund was employed as Executive Vice President and General Counsel of Veterinary Pet Services,

Inc. In August 2004, Mr. Haglund returned to the private practice of law with Gibson, Haglund & Paulsen in Irvine, California. Mr. Haglund will serve as the interim Chief Executive Officer of the Company until the Company completes its search for a full-time Chief Executive Officer with pharmaceutical industry experience.

     Bruce K. Redding, Jr. joined the Company as Vice President of Licensing and Corporate Strategy on July 9, 2004. Mr. Redding has been the Chief Executive Officer of Encapsulation Systems, Inc. ("ESI") since its founding in 1988 and has been employed by ESI full-time since 1994.

BUSINESS ADVISORY COUNCIL

     In December 2004, the Company established a Business Advisory Council the members of which may be called upon to provide guidance with respect to the organization and structure of the Company, business strategy, product development, product distribution, financing and other matters of importance to the Board of Directors and management. The Company has appointed Gary Scott as the Chairman of the Business Advisory Council. Mr. Scott serves in such capacity under the terms of a consulting agreement that is described in "ITEM
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Board of Directors will consider adding members to the Business Advisory Council when a full Board of Directors is seated, at which time the board expects to consider compensation to be paid to such persons.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended September 30, 2004, only Bruce Haglund was required to file reports under Section 16(a) and all such reports were filed late.

CODE OF CONDUCT AND ETHICS

     As yet, we have not adopted a code of conduct and ethics that would apply to our directors, officers and employees. We expect to adopt such a code at such time as we have filled-out our Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION.

     We currently have no provision for compensating or reimbursing directors. We expect to adopt such a policy at such time as we have filled-out our Board of Directors.

EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officer having annual compensation in excess of $100,000 during the last fiscal year (the Named Executives) for the last three fiscal years.

---------------------------------------------------------------------------------------------------------------
                                       SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------
                                                               Long Term Compensation
---------------------------------------------------------------------------------------------------------------
                         Annual Compensation                    Awards                Payouts
---------------------------------------------------------------------------------------------------------------
                                                       Restricted    Securities
Name and                                Other Annual      Stock      Underlying                     All Other
Principle             Salary    Bonus   Compensation    Award(s)    Options/SARs   LTIP Payouts   Compensation
Position       Year    ($)       ($)         ($)           ($)           (#)            ($)            ($)
---------------------------------------------------------------------------------------------------------------
Bruce H.
Haglund,       2004      -0-       -0-            -0-          -0-            -0-            -0-            -0-
Chairman
(1)
---------------------------------------------------------------------------------------------------------------
Zennie         2004  $13,500       -0-            -0-          -0-            -0-            -0-            -0-
Morris (2)             (3)
               2003  $18,000       -0-            -0-          -0-            -0-            -0-            -0-
               2002  $18,000                                   -0-            -0-            -0-            -0-
---------------------------------------------------------------------------------------------------------------
Bruce K.
Redding,       2004      -0-       -0-            -0-          -0-            -0-            -0-            -0-
Vice
President (4)
---------------------------------------------------------------------------------------------------------------

(1) Mr. Haglund joined the Company as its Chairman on August 6, 2004.
(2) Ms. Morris resigned as President of the Company on July 28, 2004
(3) All of Ms. Morris's salary for fiscal 2004 was accrued and deferred. No agreement between the Company and Ms. Morris has been reached for the payment of her past due salary.
(4) Mr. Redding joined the Company as its Vice President of Licensing and Corporate Strategy on July 29, 2004. Mr. Redding is employed pursuant to the terms of an employment agreement which is described under "ITEM 10. EXECUTIVE COMPENSATION-EMPLOYMENT AGREEMENTS WITH MANAGEMENT." The Company paid no compensation to Mr. Redding during the year ended September 30, 2004.

EMPLOYMENT AGREEMENTS WITH MANAGEMENT.

     On July 29, 2004, in accordance with the provisions of the Purchase Agreement, we entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. Mr. Redding's employment agreement provides that he will serve as our Vice President of Licensing and Corporate Strategy for a period of three years at a salary of $125,000 in the first year, $150,000 in the second year and $175,000 in the third year. The agreement is renewable for two one-year terms at salaries of $200,000 and $225,000 unless either party shall give the other 90 days prior notice of its intent not to renew the agreement. Under the employment agreement, the Company will pay Mr. Redding a signing bonus of $80,000 in eight equal installments. The Company also will provide Mr. Redding with (i) the use of a car during the term of the agreement, (ii) errors and omissions insurance for the term of his employment, and (iii) a $1,000,000 life insurance policy payable at Mr. Redding's discretion. Under the agreement, Mr. Redding is obligated to transfer and assign to the Company all inventions and improvements relating to the Intellectual Property. Mr. Redding is obligated to maintain all information relating to the Intellectual Property and the Company in confidence during the term of the agreement or thereafter. The Company may terminate Mr. Redding's employment at any time upon notice from the Company either (i) upon the determination by the Company that his performance is not satisfactory for any reason (other than justifiable cause, as described below) and the giving of notice specifies with reasonable particularity how such performance is not satisfactory, and Mr. Redding has failed to remedy his performance to the reasonable satisfaction of the Company within 30 days of such notice; or (ii) upon the determination by the Company that there is justifiable cause, such as his conviction of any crime involving the Company's money or other property or which constitutes a felony or the unauthorized disclosure of confidential information, any attempt to secure improper personal profit in connection with the business of the Company or his repeated and willful failure to comply with his duties under the employment agreement. If we terminate Mr. Redding's employment for reasons other than justifiable cause, disability or death, he will be entitled to receive severance pay in an amount equal to one-twelfth of the sum of his then annual salary plus the amount of the last bonus awarded to him for a period equal to one month for each month that he was employed by the Company, provided however, that in no event shall such period be less than six months nor more than 12 months. Mr. Redding may terminate his employment at any time upon 30 days' prior written notice to the Company.

OPTION GRANTS IN THE LAST FISCAL YEAR

     We have not adopted any form of employee stock option or benefit plan.

FISCAL YEAR-END OPTION NUMBERS AND VALUES

     N/A

EQUITY COMPENSATION PLAN INFORMATION

     N/A

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of January 7, 2005 with respect to, unless otherwise noted, the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

     For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to common stock (i.e., the power to dispose of, or to direct the disposition of, a security) as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of January 7, 2005. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on January 7, 2005 and the total number of shares that various people then had the right to acquire within 60 days.

     The table below includes shares of common stock registered in the name of Encapsulation Systems, Inc. ("ESI"). Bruce K. Redding, Jr., our Vice President of Licensing and Corporate Strategy is the president, chief executive officer, a director and the owner of approximately 73% of the capital stock of ESI. These shares are being held by a third party escrow agent subject to release only as follows:

     (A) ESI shall be entitled to distribute a number of the ESI Shares as may be required in order to satisfy claims of non-affiliates of ESI, as provided in a plan of reorganization of ESI to be approved by the Bankruptcy Court.

     (B) Commencing after July 28, 2005, one ESI Share shall be released to ESI for each dollar of gross revenue derived by the Company from the commercial exploitation of the Intellectual Property.

     (C) On February 28, 2007 any ESI Shares held in escrow shall be released to ESI.

     ESI shall not be entitled to vote the ESI Shares held in escrow on any matters put to the Company's stockholders, except as to any proposed capital reorganization or reclassification with respect to the Company's equity securities, until they are release from escrow as described above. While the ESI Shares are held in escrow, the holders shall be entitled to participate in any dividends or distributions made by the Company to all holders of Common Stock and to any payment or distribution upon the liquidation or winding-up of the Company.

-----------------------------------------------------------------------------
Name of                       Amount of             Percent of Outstanding
Beneficial Owner(1)           Beneficial Ownership  Shares of Class Owned (2)
-------------------           --------------------  -------------------------
-----------------------------------------------------------------------------

Bruce H. Haglund                               -0-                       -0-
-----------------------------------------------------------------------------
Encapsulation Systems, Inc.             11,898,922                     45.45%
-----------------------------------------------------------------------------
Zennie Morris                            2,000,000                      7.64%
-----------------------------------------------------------------------------
All officers and directors                     -0-                       -0-
as a group (1 person)
-----------------------------------------------------------------------------

(1) The address for each of the persons identified in the foregoing table is care of the Company.
(2)  Based on 26,177,222 shares outstanding.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000 (the "Morris Notes"). The Morris Notes were due on September 30, 2004 and the $9,500 loan was due on August 31, 2004. Pursuant to their terms, the Morris Notes are payable without interest. As of the date hereof, all $59,500 of such indebtedness remains payable to Ms. Morris.

     We are party to employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. Mr. Redding is the president, chief executive officer, principal stockholder and a director of ESI, the entity from which we acquired the Intellectual Property. The terms of Mr. Redding's employment agreement are described under "ITEM 10. EXECUTIVE COMPENSATION-Executive Compensation."

     Upon the closing of the Purchase Agreement and transfer of the Intellectual Property to us, we sold all of the shares of our EasyTrivia.com subsidiary to one of our directors for a price of $200. We had not derived any revenues from the EasyTrivia operations and did not expect to generate any revenues from that company's operations in the near future, if ever.

     On December 3, 2004, we entered into a loan extension agreement with Gary Scott (the "Extension Agreement"). Pursuant to the Extension Agreement, Mr. Scott agreed to extend the time in which to repay all sums due under a certain promissory note originally made by the Company on June 30, 2004 in the principal amount of $500,000 bearing interest at the rate of 10% per annum and due on the earlier of the closing date of our acquisition of certain assets from Encapsulation Systems, Inc. or July 31, 2004 (the "Note"), to no later than December 17, 2004. In consideration of the extension of the Note, we agreed:

     - To pay to Mr. Scott the sum of $600,000, which sum includes (i) $500,000 principal amount of the Note, (ii) the previously agreed extension fees of $50,000 and $15,000, (iii) an additional $18,287.67 extension fee for the current extension, and (iv) accrued interest through November 30, 2004 of $16,712.33.
     - To pay Mr. Scott default interest on the Note at the rate of $605.00 per day from and including December 1, 2004 until the Note is paid in full.
     - To issue to Mr. Scott warrants to purchase up to 100,000 shares of common stock at a price of $2.00 per share, expiring on September 30, 2007, said warrants to be fully vested when issued (the "Extension Warrants").
     - To enter into a consulting agreement with Mr. Scott pursuant to which we retain Mr. Scott as an independent contractor to provide consulting services with respect to the organization and structure of the Company, business strategy, product development, and product distribution, and appoints Mr. Scott as the Chairman of our Company's Business Advisory Council (the "Consulting Agreement"). In consideration for providing such services, we granted to Mr. Scott warrants to purchase up to 2,300,000 shares of common stock at a price of $2.00 per share, expiring on December 31, 2007 (the "Consulting Warrants" and, collectively with the Extension Warrants, the "Scott Warrants"). The Consulting Warrants shall vest and be exercisable as follows: 575,000 warrants be vest immediately, an additional 575,000 warrants shall vest on December 31, 2004, an additional 575,000 warrants shall vest on March 31, 2005, and the remaining 575,000 Warrants shall vest on June 30, 2005. If the Company terminates the Consulting Agreement prior to June 30, 2005, all of the unvested warrants shall immediately vest. If Mr. Scott terminates the Consulting Agreement prior June 30, 2005, any unvested warrants shall be forfeit by him and be canceled.
     - To register the common stock underlying the Scott Warrants (the "Scott Stock") for public resale under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the terms of a registration rights agreement (the "Registration Rights Agreement"). Under the Registration Rights Agreement, we are required to cause a registration statement registering the Scott Stock (either by including such shares in registration statement it files with the SEC for its own benefit or in a separate registration statement) to be filed by March 31, 2005. We will bear all costs incident to such registration and the parties have agreed to indemnify each other from and against any and all losses, damages, liabilities, settlements, judgments or costs arising out of or relating to any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus which includes the Scott Stock or arising out of or relating to any omission or alleged omission of a material fact required to be stated in such documents or necessary to make the statements therein not misleading, except to the extent that such statements are based on information provided by a party.
     - To deliver all funds raised from the sale by the Company of its securities into an escrow account acceptable to Mr. Scott, providing for irrevocable instructions to the escrow agent to remit all funds received from any such sales to Mr. Scott until all payments due under the Note and the Extension Agreement have been made; provided, however, that $82,826.96 held in the escrow as of December 3, 2004 and up to $17,173.04 deposited into escrow thereafter from the Company's fund-raising activities, for a total of $100,000.00, may be utilized by the Company for payment of invoices to Encapsulation Systems, Inc. ("ESI") and other Company expenses, with not less than

          $33,300 being paid to ESI. Prior to releasing any monies to ESI, the Company shall have received from ESI an accounting of the disbursements it will make from the $33,300 and assurances from the officers of ESI that the disbursement of the funds will be made as set forth in the accounting.
     - To obtain directors' and officers' liability insurance on or as soon as practicable after raising the $100,000 referred to above.


ITEM 13.  EXHIBITS

Exhibit Number                           Description                            Location Reference
--------------  --------------------------------------------------------------  ------------------

3.1             Articles of Incorporation                                                       1

3.2             Articles of Incorporation, as amended                                           1

3.3             First Amended and Restated Bylaws                                               1

4.1             Form of Subscription Agreement                                                  1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000                                                                1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000                     1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000                            1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar                                               1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar                                               1

10.6 Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover                                1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                          1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                                      1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                             1


10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                      1

10.12           Modification Agreement dated February 6, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                      1

10.13           Penny Web Inc. Terms and Conditions.                                            1

10.14           Click Agents Corp. Banner Placement Rules.                                      1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                                    2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                             2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                      2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                      3

10.19           Agreement with AdDynamix dated October 29, 2002.                                3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                                      4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                      5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                                  5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                               6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                              7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                              8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                          8


10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                                  8

10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                                   8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                                8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                                     8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                                  8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                         9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                          9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                                   9

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                               10

10.33           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc. dated October 18, 2004.                 10

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                              10

10.36           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                            10

10.37           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                                10

10.38           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                         10

10.39           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.                      10


10.40           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                        10

10.41           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                                  10

10.42           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                                  10

10.43           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                              10

10.45           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                             11

10.46           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                             11

10.47           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                          11

10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                         11

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                             11

10.50           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                          11

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                         11

16.1            Letter on Change of Certifying Accountant                                       1

21.1            Subsidiaries of the Registrant.                                                 1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.                                             12

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.                     12

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

(9) Previously filed as an exhibit to the registrant's Form 10-QSB for the period ended June 30, 2004

(10) Previously filed as an exhibit to the registrant's Current Report on Form 8-K as filed with the Commission on October 21, 2004.

(11) Previously filed as an exhibit to the registrant's Current Report on Form 8-K as filed with the Commission on December 9, 2004

(12)  Filed  herewith.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees

     The aggregate fees billed by Peterson Sullivan PLLC for professional services related to the in-progress audit of the Company's consolidated financial statements for the fiscal year ended September 30, 2004, were $2,500. The reviews of the consolidated condensed financial statements included in the Company's quarterly reports on Forms 10-QSB for the fiscal year ended September 30, 2004, were performed by Peterson Sullivan PLLC. The fees billed by Peterson Sullivan PLLC for those services plus its consent were $9,471. The aggregate fees billed by Peterson Sullivan PLLC in connection with the year end audit and quarterly reviews for the fiscal year ended September 30, 2003, were $15,925.

Audit-Related  Fees

     There were no aggregate fees billed by Peterson Sullivan PLLC for audit-related services for the fiscal years ended September 30, 2003 or 2004.

Tax  Services

     The aggregate fees billed by Peterson Sullivan PLLC for tax services during the fiscal years ended September 30, 2004 and 2003, were $1,279 and $1,977, respectively.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By:  /s/ Bruce Haglund
                                        -----------------
                                   Name: Bruce Haglund
                                   Title: Chairman, Principal Executive Officer
                                   and  Principal Accounting Officer
                                   Dated: January 13, 2005


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

-----------------------------------------------------------------------------------------

      Person          Capacity                                              Date
      ------          --------                                              ----

-----------------------------------------------------------------------------------------
/s/ Bruce Haglund  Chairman, Acting Principal Executive Officer, Acting  January 13, 2005
-----------------  Principal Financial Officer and Acting Principal
Bruce Haglund      Accounting Officer

-----------------------------------------------------------------------------------------

ITEM  7.  FINANCIAL STATEMENTS



                        DERMISONICS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                FINANCIAL REPORT


                               SEPTEMBER 30, 2004

                                C O N T E N T S

                                                           PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM       1

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET . . . . . . . . . . . .        2
    CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . .       3
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY . .        4
    CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . .       5
    NOTES TO FINANCIAL STATEMENTS . . . . . . . . . . .  6 - 13

PETERSON SULLIVAN PLLC                       TEL 206.382.7777 - FAX 206.382.7700

CERTIFIED PUBLIC ACCOUNTANTS
601 UNION STREET, SUITE 2300
SEATTLE, WASHINGTON 98101

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
  and Stockholders
Dermisonics, Inc.
West Conshohocken, Pennsylvania


We have audited the accompanying consolidated balance sheet of Dermisonics, Inc. and Subsidiary (a development stage company) as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003, and for the period from September 1, 2000 (date of inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dermisonics, Inc. and Subsidiary (a development stage company) as of September 30, 2004, and the consolidated results of their operations and their cash flows for the years ended September 30, 2004 and 2003, and for the period from September 1, 2000
(date of inception) to September 30, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company remains in the development stage and as a result of not yet generating significant revenues, has experienced recurring losses and has liabilities in excess of liquid assets that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Peterson Sullivan PLLC

Peterson Sullivan PLLC
Seattle, Washington
January 8, 2005

                   DERMISONICS, INC. AND SUBSIDIARY
                     (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEET
                          September 30, 2004


      ASSETS

Current Assets
  Cash                                                    $         -
Patent Rights                                              19,200,000
Trademarks                                                    248,594
                                                          ------------
                                                          $19,448,594
                                                          ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                   $   459,068
  Due to shareholder company                                  375,000
  Interest payable                                             30,999
  Short-term note payable to stockholder                       59,500
  Short-term note payable                                     500,000
  Current portion of long-term debt                           651,263
                                                          ------------
      Total current liabilities                             2,075,830

Long-term Debt, less current portion                        1,257,331

Stockholders' Equity
  Common stock, $.005 par value; 100,000,000 shares
    authorized; 24,000,000 shares issued and outstanding      120,000
  Common stock issuable, 1,677,222 shares                       8,386
  Additional paid-in capital                               20,432,921
  Deficit accumulated during the development stage         (4,445,874)
                                                          ------------
                                                           16,115,433
                                                          ------------
                                                          $19,448,594
                                                          ============

                        See Notes to Financial Statements

                        DERMISONICS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Years Ended September 30, 2004 and 2003, and for the Period
         from September 1, 2000 (Date of Inception), to September 30, 2004


                                                                        Cumulative
                                                                        During the
                                                                        Development
                                                                          Stage
                                                  2004        2003
                                              ------------  ---------  ------------
Revenue                                       $         -   $      -   $         -
Expenses
  Professional fees and consulting              3,548,341     50,088     3,885,472
  Compensation                                    100,833                  100,833
  Loan fees                                        83,288                   83,288
  Travel                                          122,290                  122,290
  General and administrative                       72,891      5,304        89,605
  Interest expense                                 30,999                   42,587
                                              ------------  ---------  ------------
      Total expenses                            3,958,642     55,392     4,324,075
                                              ------------  ---------  ------------
Discontinued Operations
  Loss from operations of discontinued
    segment, including loss on
    disposal of $362 in 2004                      (34,506)   (27,109)     (121,799)
                                              ------------  ---------  ------------
      Net loss                                $(3,993,148)  $(82,501)  $(4,445,874)
                                              ============  =========  ============
Net Loss Per Share (basic and fully diluted)
  Continuing operations                       $     (0.27)  $  (0.01)  $     (0.40)
  Discontinued operations                           (0.00)     (0.00)        (0.01)
                                              ------------  ---------  ------------
      Net loss per share                      $     (0.27)  $  (0.01)  $     (0.41)
                                              ============  =========  ============

                        See Notes to Financial Statements

                                             DERMISONICS, INC. AND SUBSIDIARY
                                               (A Development Stage Company)

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        For the Years Ended During the Period from
                               September 1, 2000 (Date of Inception) to September 30, 2004


                                                                                                 Deficit
                                                                Common Stock                   Accumulated
                                           Common Stock            Issuable      Additional    During the
                                       --------------------  ------------------  Paid-in       Development
                                         Shares    Amount     Shares    Amount     Capital        Stage         Total
                                       ----------  --------  ---------  -------  -----------  -------------  ------------
Issuance of Common Stock for Cash
  September 2000                        2,000,000  $ 10,000                      $         -  $          -   $    10,000
Net Loss for 2000                                                                                  (16,588)      (16,588)
                                       ----------  --------  ---------  -------  -----------  -------------  ------------
Balance, September 30, 2000             2,000,000    10,000                                -       (16,588)       (6,588)

Issuance of Common Stock for Cash
  May 2001                              2,630,000    13,150                          110,460                     123,610
  June 2001                             5,040,000    25,200                          211,680                     236,880
  July 2001                               646,000     3,230                           27,132                      30,362
  August 2001                           1,684,000     8,420                           70,728                      79,148
Net Loss for 2001                                                                                 (234,141)     (234,141)
                                       ----------  --------  ---------  -------  -----------  -------------  ------------
Balance, September 30, 2001            12,000,000    60,000                          420,000      (250,729)      229,271
Net Loss for 2002                                                                                 (119,496)     (119,496)
                                       ----------  --------  ---------  -------  -----------  -------------  ------------
Balance, September 30, 2002            12,000,000    60,000                          420,000      (370,225)      109,775
Net Loss for 2003                                                                                  (82,501)      (82,501)
                                       ----------  --------  ---------  -------  -----------  -------------  ------------
Balance, September 30, 2003            12,000,000    60,000                          420,000      (452,726)       27,274
Common Stock Issuable:
  Services received in April 2004                            1,677,222    8,386    2,339,725                   2,348,111
Warrants Issuable:
  Services received in April 2004                                                    693,196                     693,196
Issuance of Common Stock
  for Purchase of Assets in July 2004  12,000,000    60,000                       16,980,000                  17,040,000
Net Loss for 2004                                                                               (3,993,148)   (3,993,148)
                                       ----------  --------  ---------  -------  -----------  -------------  ------------
Balance, September 30, 2004            24,000,000  $120,000  1,677,222  $ 8,386  $20,432,921  $ (4,445,874)  $16,115,433
                                       ==========  ========  =========  =======  ===========  =============  ============

                        See Notes to Financial Statements

                                DERMISONICS, INC. AND SUBSIDIARY
                                 (A Development Stage Company)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Years Ended September 30, 2004 and 2003, and for the Period
                from September 1, 2000 (Date of Inception), to September 30, 2004


                                                                                Cumulative During
                                                                                 the Development
                                                       2004         2003              Stage
                                                   ------------  -----------  -------------------
Cash Flows From Operating Activities
  Net loss                                         $(3,993,148)  $  (82,501)  $       (4,445,874)
  Adjustments to reconcile net loss to
    net cash used in operating activities
    Depreciation                                            43          136                  315
    Amortization                                        11,298       15,064               40,231
  Impairment of software development costs              11,301                            11,301
  Impairment of goodwill                                 9,512                             9,512
  Loss on sale of subsidiary                               362                               362
  Issuance of common stock and warrants
     for services and expenses                       3,041,307                         3,041,307
  Change in operating assets and liabilities, net
    of effects from purchase of subsidiary
    Accounts payable and accrued expenses              450,426       (7,358)             457,050
    Due to shareholder company                         375,000                           375,000
    Interest payable                                    30,999                            30,999
                                                   ------------  -----------  -------------------

        Net cash used in operating activities          (62,900)     (74,659)            (479,797)

Cash Flows From Investing Activities
  Purchase of subsidiary                                                                    (200)
  Purchase of patent rights and trademarks            (500,000)                         (500,000)
  Purchase of furniture and equipment                                                       (677)
  Web site development costs                                                             (13,246)
  Cash acquired in purchase of subsidiary                                                 14,420
  Advance to subsidiary                                                                  (60,000)
                                                   ------------  -----------  -------------------

        Net cash flows used in investing
          activities                                  (500,000)                         (559,703)

Cash Flows From Financing Activity
  Loan proceeds from short-term note payable
    to stockholder                                      59,500                            59,500
  Loan proceeds from short-term note payable           500,000                           500,000
  Net proceeds from issuance of common stock                                             480,000
                                                   ------------  -----------  -------------------

        Net cash provided by financing activities      559,500                         1,039,500
                                                   ------------  -----------  -------------------

        Net decrease in cash                            (3,400)                          (74,659)

Cash, beginning of period                                3,400       78,059
                                                   ------------  -----------  -------------------

Cash, end of period                                $         -   $    3,400   $                -
                                                   ============  ===========  ===================

Cash paid for interest                             $         -   $        -   $           11,500
                                                   ============  ===========  ===================

                              See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

THE COMPANY
-----------

Dermisonics, Inc., (formerly known as Second Stage Ventures, Inc.) ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000. In October 2000, the Company purchased 100% of the outstanding shares of common stock of EasyTrivia.com, Inc. (a Development Stage Company) ("EasyTrivia"). EasyTrivia developed an internet-based entertainment website that features a trivia game show format. In July 2004, the director of EasyTrivia repurchased all outstanding shares in EasyTrivia for $200 consistent with a share purchase agreement between the Company and the director. At the time of the decision to sell EasyTriva, management had determined that the value of intangible assets related to EasyTriva had been impaired. An impairment loss was recorded to give effect to a write-down of these assts to the net realizable value of the agree-upon sales price of $200 prior to the sale date.

On July 28, 2004, the Company entered into an Asset Purchase Agreement ("Purchase Agreement") with Encapsulation Systems, Inc. and its wholly-owned subsidiary, Echo RX, Inc. (collectively, "ESI") and acquired certain intellectual property encompassing a new type of non-invasive drug delivery system more commonly known as a transdermal patch ("Intellectual Property"). Under the Purchase Agreement, the Company paid an aggregate purchase price for the Intellectual Property of $19,448,594, consisting of cash of $500,000, long-term notes payable in the total amount of $1,908,594, and the issuance of common stock valued at $17,040,000 on the effective date of the purchase. Also, the Company will pay an annual royalty equal to 2.5% of gross revenues derived from the Intellectual Property to be paid for the life of all related patents, and any allowable regulatory extensions, or for 20 years, whichever is longer.

When the Company entered into the Purchase Agreement, ESI was an involuntary debtor under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania ("Bankruptcy Court"). ESI's sale of the Intellectual Property on the terms provided in the Purchase Agreement was made upon order of the Bankruptcy Court, pursuant to which the Company is entitled to all of the protections provided to a good faith purchaser of assets out of bankruptcy.

Upon the closing of the Purchase Agreement, the management and Board of Directors of the Company resigned and a new Chairman was appointed and serves as an interim Chief Executive Officer. The Chairman also serves as the Company's sole director.

In 2004, the Company also founded Valcor Resources, Inc., a wholly-owned subsidiary, for the purpose of pursuing an investment in certain timber operations. During the year, the Company decided not to pursue this investment and distributed all of its shares in this subsidiary to the Company's shareholder. No gain or loss resulted in any of these transactions.

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $4,445,874 for the period from September 1, 2000 (date of inception) to September 30, 2004. The Company has sold its only operating subsidiary and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan (see Note
8).

BASIS OF PRESENTATION
---------------------

The 2003 consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The Company's subsidiary was disposed of in 2004. Significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATION
----------------

Certain amounts in the prior year financial statements were reclassified for purposes of comparability to the current year presentation.

CASH
----

Cash includes highly liquid investments with original maturities of three months or less and are generally interest bearing. On occasion, cash balances exceed the federally insured limits.

TAXES ON INCOME
---------------

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards.

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

GOODWILL
--------

In connection with the acquisition of EasyTrivia, the Company recorded $9,512 of goodwill. As a result of the sale of EasyTrivia, the Company determined that goodwill was impaired and the entire amount was written off during the fiscal year ended September 30, 2004. The goodwill impairment is included in loss from operations of discontinued segment.

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

As of April 1, 2002, the website became fully operational and the Company began recognizing amortization of these costs. Accumulated amortization of the software and website development costs as of September 30, 2004, was $33,895. Any costs incurred since the website and related software have become operational have been expensed as incurred.

As described in Note 1, the Company sold EasyTrivia to its original owner for $200. Therefore, the unamortized software and website development costs of $11,301 had been written down to the selling price during the year and included in the loss from operations of discontinued segment.

DISCONTINUED  OPERATIONS
------------------------

As described in Note 1, in July 2004, the Company sold all of the issued and outstanding shares of EasyTriva, Inc. and, accordingly, the operating results of this subsidiary have been presented as discontinued operations in these financial statements. Operations of this subsidiary have generated no revenues since inception.

SEGMENT  REPORTING
------------------

The Company operates in only one segment since its disposal of its internet-based entertainment website.

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At September 30, 2004, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.

EARNINGS  PER  SHARE
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Warrants issuable for services rendered in 2004 were not included in the computation of diluted earrings per share for the year ended September 30, 2004, because they were anti-dilutive. During the fiscal year 2004, services were received by the Company for common shares that were issued subsequent to year end. For purposes of earnings per share computations, these issuable shares have been included as outstanding as of the date the services were received by the Company (see Note 6). The weighted average number of shares outstanding was 14,799,494 and 12,000,000 for the years ended September 30, 2004 and 2003, respectively, and 10,725,283 for the period cumulative during the development stage.

STOCK SPLIT
-----------

During 2004, the Board of Directors approved a two-for-one stock split of the common stock. Par value of the common stock was revised to $0.005 per share. The effect of the stock split has been recognized in all share and per share data in the accompanying consolidated financial statements and notes to the financial statements.

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

COMPREHENSIVE  INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to September 30, 2004.

NEW  ACCOUNTING  STANDARDS
--------------------------

Statement of Financial Accounting Standards No. 151, "Inventory Costs" is effective for fiscal years beginning after June 15, 2005. This Statement amends the guidance in APB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions" is effective for fiscal years beginning after June 15, 2005. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS 152 is expected to have no impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS 153 is expected to have no impact on the Company's consolidated financial statements.



NOTE 2.  ACQUISITION  OF  INTELLECTUAL  PROPERTY

As described in Note 1, the Company purchased Intellectual Property in exchange for 12,000,000 shares of common stock, notes payable in the total amount of $1,908,594, and cash of $500,000. The aggregate purchase price was allocated to the value of assets acquired as follows:


          Patent rights                      $19,200,000
          Trademarks                             248,594
                                             -----------
                                             $19,448,594
                                             ===========

NOTE 3.  DUE  TO  SHAREHOLDER  COMPANY

On April 30, 2004, the Company entered into an oral agreement with Integrated Inventions (Canada), Inc. ("III") for services III rendered with respect to the acquisition by the Company of the Intellectual Property described in Note 1. The Company issued shares in partial consideration for these services (see Note
6). The unpaid balance due for these services amounted to $375,000 as of September 30, 2004.


NOTE.  4.  SHORT-TERM  NOTES  PAYABLE

The Company has a $59,500 loan from one of its former officers. The Company issued a promissory note for the loan which bears no interest. The total loan balance was due on August 31, 2004. The loan is currently in default. There is no default interest rate.

On June 30, 2004, the Company also received a $500,000 loan from an unrelated individual in connection with the purchase of the Intellectual Property from ESI. The $500,000 was used for part of the consideration for the acquisition of the Intellectual Property. The loan bears interest at 10% and was originally due on July 28, 2004. The due date of this note was extended to December 17, 2004. A related loan fee of $83,288 is included in accounts payable as of September 30, 2004. Interest expense accrued as of September 30, 2004, was $18,288. Subsequent to year end, the note was not paid at its extended due date and is in default (see Note 9).



NOTE  5.  LONG-TERM  DEBT

As described in Note 2, the Company has two long-term notes payable to ESI in connection with the Purchase Agreement. For one note, the principal amount is $1,826,734 and is due on December 1, 2006. Installment payments of $250,000 are to be paid quarterly starting March 1, 2005. The note has no stated interest but interest has been imputed at 6.25%. The interest payable on this note as of September 30, 2004 was $20,019. The note is secured by the Intellectual Property.

A second note in the principal amount of $81,860 is payable in monthly installments of $2,714. The interest rate is 16.25%. The loan is unsecured.

The following is a schedule of the future minimum principal payments for the years ending September 30:


          2005                            $ 651,263
          2006                              971,247
          2007                              274,266
          2008                               11,818
                                         -----------

                                          1,908,594
          Less current portion             (651,263)
                                         -----------

                                         $1,257,331
                                         ===========


NOTE 6.  CAPITAL  STOCK  AND  WARRANTS  ISSUABLE

In connection with the Purchase Agreement with ESI, the Company issued 12,000,000 shares of common stock with a total value of $17,040,000 based on the quoted market value of the shares on the date of the purchase. Common stock was recorded at the par value of the shares issued ($0.005 per share) with the excess recorded as additional paid-in capital.

In connection with the agreement with III described in Note 3, the Company agreed to issue to III 727,222 shares of common stock together with warrants to acquire 363,611 additional shares at an exercise price of $2.00 per share. The Company also received services in connection with its acquisition of Intellectual Property from another company, BX, Inc. As compensation, the Company agreed to issue to BX, Inc. 950,000 shares of common stock together with warrants to purchase an additional 475,000 shares at an exercise price of $2.00 per share. These warrants expire on September 30, 2006. Shares issuable have been valued at the quoted market value on the date the services were received. Warrants were valued using the Black-Scholes valuation model. The total value of services received from these two companies was $3,041,307.

The common shares have been recorded as common stock issuable at the par value of the shares issued ($0.005 per share) with the excess recorded as additional paid-in capital. The warrants are recorded at $0.826 per share and are included in additional paid-in capital. For purposes of earnings per share computations, these common shares have been treated as issued and outstanding as of the date of the agreement. There were no significant costs associated with the issuance of the shares and warrants.



NOTE 7.  INCOME  TAXES

The Company is liable for income taxes in the United States. As of September 30, 2004, the Company did not have any income for income tax purposes and, therefore, no tax liability or expense has been recorded in these financial statements.

The Company has net operating loss carryforwards at September 30, 2004 and 2003, of approximately $4,340,000 and $400,000, respectively, available to reduce future taxable income. The difference between the tax loss carryforward and the Company's financial statement losses is due to differences in amortization rates, impairment losses on intangible assets, and certain accrued expenses. The tax losses expire in years beginning in 2020 and continuing through 2024.

The deferred tax assets associated with the net operating loss carryforwards are approximately $1,300,000 for 2004 and $120,000 for 2003. The Company has provided a full valuation allowance against the deferred tax assets because the use of the net operating loss carryforwards cannot be reasonably assured. The change in the allowance from 2003 to 2004 was $1,160,000 and from 2002 to 2003 was $20,000.

NOTE 8.  GOING  CONCERN

The Company's consolidated financial statements are prepared consistent with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses as it has remained in the development stage since inception and has no current source of significant revenue. Management is in the process of forming a new business plan to develop the Intellectual Property it has acquired.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 9.  SUBSEQUENT  EVENTS

Subsequent to September 30, 2004, the Company retained three separate firms to provide consulting services in connection with financial and investor public relations and related matters in the United States, Germany, and Canada for terms of one year each. In consideration for providing such services, the Company agreed to pay certain fees and to issue an aggregate of 500,000 shares of common stock and warrants to purchase up to 200,000 shares at an exercise price of $2.00 per share.

In December 2004, the Company entered into a loan extension agreement with the holder of the $500,000 short-term note which was in default at September 30, 2004. The Company has agreed to make additional payments, enter into a consulting agreement, and has agreed to issue warrants to purchase up to 2,400,000 shares of common stock at an exercise price of $2.00 per share.

In December 2004, the Company entered into a consulting agreement to grant warrants to purchase up to 150,000 shares of common stock at a price of $2.00 per share.

In January 2005, the Board of Directors declared a dividend on common stock payable to holders of record as of January 14, 2005 ("the Record Date"). Each share of common stock outstanding on the Record Date will receive a dividend equal to one half of one share of common stock. The Company will issue an aggregate of 13,088,611 shares of common stock as a dividend. The effects of this dividend have not been reflected in these financial statements.