Form 10QSB
period 2004-12-31
Dermisonics, Inc
filed 2005-02-22
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
                        Commission file number 000-32903

                                DERMISONICS, INC.
                      (Exact name of small business issuer
                          as specified in its charter)


           Nevada                                 98-0233859
           ------                                 ----------
           (State or other jurisdiction           (IRS Employer
           of incorporation or organization)      Identification No.)

          Four Tower Bridge, 200 Bar Harbor Drive, West Conshohocken,
          -----------------------------------------------------------
                            Pennsylvania 19428-2977
                            -----------------------
                    (Address of principal executive offices)

                                  (610)941-2780
                                  -------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 15, 2005 there were 39,758,307 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [ X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                DERMISONICS, INC
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)



        ASSETS

Current Assets
  Cash                                                              $    70,781
  Prepaid expense                                                       845,662
                                                                    ------------

        Total current assets                                            916,443

Prepaid Expense, noncurrent                                           1,620,901

Patent Rights                                                        19,200,000

Trademarks                                                              248,594
                                                                    ------------

        Total assets                                                $21,985,938
                                                                    ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                             $   647,222
  Due to stockholder company                                            375,000
  Interest payable                                                       85,708
  Short-term note payable to stockholder                                 59,500
  Short-term note payable                                               500,000
  Convertible debentures                                                132,827
  Convertible note payable, net of unamortized discount of $5,982        19,018
  Current portion of long-term debt                                     886,444
                                                                    ------------

        Total current liabilities                                     2,705,719

Long-Term Debt, less current portion                                  1,016,056

Stockholders' Equity
  Common stock                                                          392,658
  Common stock issuable; 75,807 shares                                      758
  Additional paid-in capital                                         24,747,254
  Deficit accumulated during the development stage                   (6,876,507)
                                                                    ------------

                                                                     18,264,163
                                                                    ------------

                                                                    $21,985,938
                                                                    ============


                        See Notes to Financial Statements

                                           DERMISONICS, INC. AND SUBSIDIARY
                                             (A Development Stage Company)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the Three Months Ended December 31, 2004 and 2003, and for the Period
                           from September 1, 2000 (Date of Inception), to December 31, 2004
                                                      (Unaudited)


                                                                                                   Cumulative During
                                                                                                   the Development
                                                             Three-Month Period Ended                    Stage
                                                  --------------------------------------------   September 1, 2000 to
                                                     December 31, 2004      December 31, 2003     December 31, 2004
                                                  -----------------------  -------------------  ----------------------
Revenue                                           $                    -   $                -   $                   -
                                                  -----------------------  -------------------  ----------------------

General and administrative expenses
  Professional fees                                            1,932,068               23,268               5,817,540
  Interest                                                       315,204                                      357,791
  Compensation                                                    31,250                                      132,083
  Loan fees                                                      103,833                                      187,121
  General and administrative                                      41,702                1,679                 131,307
  Travel                                                           6,577                                      128,866
                                                  -----------------------  -------------------  ----------------------

        Total expenses                                         2,430,634               24,947               6,754,708
Discontinued Operations
  Loss from operations of discontinued
    segment, including loss on disposal of $362                                        (4,354)               (121,799)
                                                  -----------------------  -------------------  ----------------------

        Net loss for period                       $           (2,430,634)  $          (29,301)  $          (6,876,507)
                                                  =======================  ===================  ======================

Net loss per share (basic and fully diluted)
  Continuing operations                           $                (0.06)  $            (0.00)  $               (0.39)
  Discontinued operations                                              -                (0.00)                  (0.01)
                                                  -----------------------  -------------------  ----------------------

        Net loss per share                        $                (0.06)  $            (0.00)  $               (0.40)
                                                  =======================  ===================  ======================

Weighted average number of shares outstanding                 39,136,398           18,000,000              17,428,290
                                                  =======================  ===================  ======================


                        See Notes to Financial Statements

                                              DERMISONICS, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Three Months Ended December 31, 2004 and 2003, and for the Period
                              from September 1, 2000 (Date of Inception), to December 31, 2004
                                                         (Unaudited)


                                                                                                        Cumulative During
                                                                                                         the Development
                                                                   Three-Month Period Ended                   Stage
                                                        --------------------------------------------   September 1, 2000 to
                                                           December 31, 2004      December 31, 2003     December 31, 2004
                                                        -----------------------  -------------------  ----------------------
Cash Flows From Operating Activities
  Net loss                                              $           (2,430,634)  $          (29,301)  $          (6,876,507)
  Reconciliation of net loss to net cash
    used in operating activities
    Amortization                                                                              3,766                  40,231
    Depreciation                                                                                 34                     315
    Impairment of software development costs                                                                         11,301
    Impairment of goodwill                                                                                            9,512
    Issuance of common stock and warrants
      for services and expenses                                      4,315,510                                    7,356,817
    Loss on sale of subsidiary                                                                                          362
    Interest charged due to beneficial conversion
      feature on convertible debt                                      257,872                                      257,872
    Change in operating assets and liabilities
      Prepaid expense                                               (2,466,563)                                  (2,466,563)
      Accounts payable and accrued expenses                            188,154                6,271                 645,203
      Due to stockholder company                                                                                    375,000
      Interest payable                                                  54,709                                       85,708
                                                        -----------------------  -------------------  ----------------------
        Net cash used in operating activities                          (80,952)             (19,230)               (560,749)
Cash Flows From Investing Activities
  Purchase of subsidiary                                                                                               (200)
  Purchase of parent rights and trademarks                                                                         (500,000)
  Purchase of furniture and equipment                                                                                  (677)
  Website development costs                                                                                         (13,246)
  Cash acquired in purchase of subsidiary                                                                            14,420
  Advance to subsidiary                                                                                             (60,000)
                                                        -----------------------  -------------------  ----------------------
        Net cash used in investing activities                                                                      (559,703)
Cash Flows From Financing Activities
  Loan proceeds from short-term payable
    to stockholder                                                                           20,000                  59,500
  Loan proceeds from short-term note payable                                                                        500,000
  Proceeds from issuance of convertible debentures                     132,827                                      132,827
  Allocated proceeds from issuance of convertible note                  19,018                                       19,018
  Allocated proceeds from issuance of warrants
     related to convertible note                                         5,982                                        5,982
  Repayments on long-term debt                                          (6,094)                                      (6,094)
  Net proceeds from issuance of common stock                                                                        480,000
                                                        -----------------------  -------------------  ----------------------
        Net cash provided by financing activities                      151,733               20,000               1,191,233
                                                        -----------------------  -------------------  ----------------------
        Net increase in cash                                            70,781                  770                  70,781
Cash, beginning of period                                                    -                3,400                       -
                                                        -----------------------  -------------------  ----------------------
Cash, end of period                                     $               70,781   $            4,170   $              70,781
                                                        =======================  ===================  ======================
Supplementary cash flow information:
  Cash paid for interest                                $                1,551   $                -   $              13,051
                                                        =======================  ===================  ======================


                        See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND DESCRIPTION OF BUSINESS

Dermisonics, Inc., (formerly known as Second Stage Ventures, Inc.) (the "Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000.

On July 28, 2004, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Encapsulation Systems, Inc. and its wholly-owned subsidiary, Echo RX, Inc. (collectively, "ESI"), and acquired certain intellectual property encompassing a new type of non-invasive drug delivery system more commonly known as a transdermal patch (the "Intellectual Property"). Under the Purchase Agreement, the Company paid an aggregate purchase price for the Intellectual Property of $19,448,594, consisting of cash of $500,000, long-term notes payable in the total amount of $1,908,594, and the issuance of common stock valued at $17,040,000 on the effective date of the purchase. Also, the Company will pay an annual royalty equal to 2.5% of gross revenues derived from the Intellectual Property to be paid for the life of all related patents, and any allowable regulatory extensions, or for 20 years, whichever is longer.

When the Company entered into the Purchase Agreement, ESI was an involuntary debtor under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the "Bankruptcy Court"). ESI's sale of the Intellectual Property on the terms provided in the Purchase Agreement was made upon order of the Bankruptcy Court, pursuant to which the Company is entitled to all of the protections provided to a good faith purchaser of assets out of bankruptcy.

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $6,876,507 for the period from September 1, 2000 (date of inception) to December 31, 2004. The Company has sold its only operating subsidiary in 2004 and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan (see Note 8).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal years ended September 30, 2004 and 2003. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

EARNINGS PER SHARE
------------------

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000, to December 31, 2004.

DISCONTINUED OPERATIONS
-----------------------

In July 2004, the Company sold all of the issued and outstanding shares of EasyTriva, Inc. and, accordingly, the operating results of this subsidiary have been presented as discontinued operations in these financial statements. Operations of this subsidiary have generated no revenues since inception.

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At December 31, 2004, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.

STOCK-BASED COMPENSATION
------------------------

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18. Compensation cost for warrants to purchase common stock issued to non-employees for services is measured using the Black-Scholes valuation model at the date of issuance multiplied by the number of warrants issued, amortized over the period of service.

NOTE 3.  ACQUISITION OF THE INTELLECTUAL PROPERTY

In 2004, the Company purchased the Intellectual Property in exchange for 18,000,000 shares of common stock, notes payable in the total amount of $1,908,594, and cash of $500,000. The aggregate purchase price was allocated to the value of assets acquired as follows:


     Patent  rights                          $  19,200,000
     Trademarks                                    248,594
                                             -------------
                                             $  19,448,594
                                             =============


NOTE 4.  DUE TO STOCKHOLDER COMPANY

On April 30, 2004, the Company entered into an oral agreement with Integrated Inventions (Canada) Inc. ("III") for services III rendered with respect to the acquisition by the Company of the Intellectual Property described in Note 1. The Company issued shares in partial consideration for these services. The unpaid balance due for these services amounted to $375,000 as of December 31, 2004. In February 2005, the Company issued 416,667 shares of common stock and warrants to purchase up to 208,333 shares of common stock at an exercise price of $1.33 per share in consideration of the forgiveness of this payable. The Company will recognize a loss of approximately $360,000 in connection with this forgiveness of debt in 2005.


NOTE 5.  SHORT-TERM NOTES PAYABLE

The Company has a $59,500 loan from one of its former officers. The Company issued a promissory note for the loan which bears no interest. The total loan balance was due on August 31, 2004. The loan is currently in default. There is no default interest rate.

On June 30, 2004, the Company received a $500,000 loan from an unrelated individual in connection with the purchase of the Intellectual Property from ESI. The $500,000 was used for part of the consideration for the acquisition of the Intellectual Property. The note was due on December 17, 2004. The stated interest rate is 10% but because the loan is currently in default, default interest is accruing at $605 per day. The Company incurred a related loan fee of $187,121, $103,833 of which was paid by issuing warrants to purchase up to 150,376 shares at an exercise price of $1.33 per share. The remaining unpaid loan fee of $83,288 is included in accounts payable as of December 31, 2004. Interest expense accrued on this loan as of December 31, 2004, was $35,467.

NOTE 6.  RELATED PARTY TRANSACTIONS

The Company's interim Chief Executive Officer/Chairman of the Board of Directors provides legal services to the Company. The total amount of services received from him from October 1, 2004, to December 31, 2004, was $66,000. The total amount of fees accrued for his services was $95,446 at the end of December 31, 2004. The amount is included in accounts payable.


NOTE 7.  CONVERTIBLE DEBT

In November and December 2004, the Company issued 8% interest bearing debentures to four unrelated individuals in the amount of $132,827, convertible into 221,379 common shares for $0.60 per share. The debentures mature in November and December 2005.

The Company also issued an 8% interest bearing note payable in the amount of $25,000, convertible into 30,488 common shares for $0.82 per share. The note matures in November 2005. Warrants to purchase up to 15,282 common shares were also issued in connection with the note. These warrants have an exercise price of $1.33 and expire in November 2005. Proceeds from the note were allocated pro-rata based on the relative fair values of the note and related warrants. The amount attributable to warrants of $5,982 has been recorded as a discount against the carrying amount of the note and a credit to additional paid-in-capital. The discount will be amortized using the effective interest method over the term of the note.

The holders of the convertible debentures and the convertible note have the option to convert all or part of their notes into shares of the Company's common stock effective as of the date of the issuance of the debt. Due to the convertible nature of the notes, the Company recorded a charge due to the beneficial conversion feature of $257,872 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value method and was charged to interest expense with a corresponding credit to additional paid-in capital at the date of the issuance because the notes were immediately convertible.


NOTE 8.  LONG-TERM DEBT

The Company has two long-term notes payable to ESI in connection with the Purchase Agreement. For one note, the principal amount is $1,826,734 and is due on December 1, 2006. Installment payments of $250,000 are to be paid quarterly starting March 1, 2005. The note has no stated interest but interest has been imputed at 6.25%. The interest payable on this note as of December 31, 2004, was $48,796. The note is secured by the Intellectual Property.

A second note in the principal amount of $75,766 is payable in monthly installments of $2,714. The interest rate is 16.25%. The loan is unsecured.

NOTE 9.  CAPITAL STOCK AND WARRANTS ISSUABLE

The Company agreed to issue a stockholder company 75,807 shares of common stock to settle certain liabilities it assumed from the stockholder company in December 2004. Also, in October 2004, the Company retained firms and individuals to provide consulting services in connection with financial and investor public relations and related matters in the United States, Germany, and Canada for terms ranging from one to three years. In consideration for providing such services, the Company agreed to pay certain fees and to issue an aggregate of 750,000 shares of common stock and warrants to purchase up to 3,984,963 shares at an exercise price of $1.33 per share. Warrants issued are recorded at fair value utilizing the Black-Scholes valuation method. Total compensation expense recognized from October 1, 2004 to December 31, 2004, for warrants granted and common stock issued was $1,626,350. The value of warrants issued for services in the amount of $2,446,563 is recorded as prepaid expense which will be recognized over the term of a three-year consulting agreement.

The number of warrants to purchase common stock outstanding as of December 31, 2004, is as follows:

                                                          Weighted
                                                           Average
                                            Warrants   Exercise Price
                                            ---------  ---------------
Outstanding at September 30, 2004           1,261,070  $          1.33

Issued for loan fees                          150,376             1.33
Issued for services                         3,984,963             1.33
Issued in connection with convertible note     15,282             1.33
Cancelled or forfeited                              -                -
                                            ---------
Outstanding at December 31, 2004            5,411,691             1.33
                                            =========


NOTE 10.  GOING CONCERN

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

NOTE 11.  SUBSEQUENT EVENTS

PAR VALUE
---------

In January 2005, a majority of the Company's stockholders voted to amend the Company's Article of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares and reduce the par value from $0.01 per share to $0.001 per share. The amendment will be effective in February 2005.

STOCK DIVIDEND
--------------

On January 4, 2005, the Company declared a dividend equal to one-half of one share of common stock for each common stock outstanding. The effect of the stock dividend has been recognized in all share and per share data in the accompanying financial statements and notes to the financial statements for periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION.

PLAN OF OPERATION

     The following discussion should be read together with the financial statements and the notes related to those statements included in this Quarterly Report on Form 10-QSB, as well as the other financial information included in the Annual Report on Form 10-KSB for the year ended September 30, 2004 (the "2004 Annual Report"). Some of our discussion is forward-looking and involves risks and uncertainties.

     As previously reported in our 2004 Annual Report, in July 2004 Dermisonics, Inc. ("we," "us," "our" or the "Company") acquired certain intellectual property encompassing patents pending filed in the United States, the European Community and other jurisdictions around the world and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch (the "Intellectual Property").

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

     We are designing our device to deliver a precise dosage of the prescribed active pharmaceutical agents on a programmed drug delivery regimen that can be customized for each patient. We believe that these are distinct advantages for the administration of many drugs where achieving optimal blood levels will greatly improve therapeutic outcomes as well as reduce or eliminate side effects. These features also improve overall cost-effectiveness of drug therapies. The expected portability of this drug delivery system, in contrast to other clinical systems employing ultrasound devices that are fixed in place, can improve the quality of life for many patients with chronic diseases.

     Initially, we will focus on developing an insulin delivery system based upon the economics of the diabetes industry, domestically and worldwide, and the need to relieve the physical discomfort experienced by patients associated with maintaining a treatment regimen. In 2003, more than 95 million people worldwide suffered from diabetes and received some form of therapeutic care and treatment from healthcare professionals. Diabetes sufferers represent a potentially large and lucrative market for our device. We believe that physicians and patients will respond favorably to and support a non-invasive, needle-free and therefore pain-free painful drug delivery system. In the United States, more than 17 million people are treated daily for the disease, with 31% receiving insulin or oral delivery drug therapies (5.4 million) to control the rise and fall of their blood glucose levels. Of that population, 20% (3.4 million) are insulin-only users, with 2% (340,000) using insulin pumps as their primary delivery method device. Currently the direct cost for treating diabetes in the United States exceeds $44 billion per year.

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

     Substantial additional research and development efforts are required to complete the development of the device prior to submission to the Federal Drug Administration (the "FDA"). These activities will consist of, among other things, conducting extensive additional animal and human trials and developing a prototype of the device that we hope to commercialize. We can not estimate the time required to complete these activities or when we will submit a device to the FDA to commence the FDA review process.

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

     In acquiring the technology, we believe that we took a calculated risk that has the potential to yield substantial returns. In 2002, the drug delivery market in the United States accounted for roughly 6% of pharmaceutical industry revenues with sales of pharmaceutical products that utilize advanced drug delivery technology reaching approximately $38 billion. Some observers believe this market will grow at an average rate of 28% over the next five years and expect that drug delivery will account for 39% of all pharmaceutical sales by 2007. Our initial application of the technology has focused for use by diabetics. Diabetes is the fifth leading cause of death by disease in the United States. In the United States, diabetes is believed to cost over $132 billion annually in both direct and indirect costs. A significant percentage of the overall costs are associated with complications stemming from poor management of the disease. We believe that our drug delivery technology can address many of the underlying disease management issues. We hope to be in a position to have commercial products in the market place to meet the expected and growing demand for new drug delivery systems.

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

     We understand that competition to develop drug delivery systems that achieve the goals demanded by the pharmaceutical industry, physicians and patients is intense and that the industry continues to grow and evolve rapidly. Our competition includes drug companies, universities and a myriad of public and private laboratories and research institutions, nearly all of which possess significantly greater financial and other resources than we do. Moreover, we face considerable regulatory burdens from the FDA and other bodies that will have to clear or approve our technology before we can market commercially. We cannot assure you that the FDA will ever allow our technology to be introduced to the public.

     Our immediate concern is to raise the funds necessary to meet our current and future financial obligations, liabilities and requirements, contractual and otherwise. We will require capital to, among other things: repay debt incurred in connection with our purchase of the technology, amount to approximately $650,000 as of the date of this report; meet our continuing obligations under the Purchase Agreement, amounting to $2,000,000 over the next three years, commencing with a quarterly payment of $250,000 due on March 1, 2005; sustain our daily operations, including rent and other general and administrative expenses; establish a laboratory, including purchasing all of the equipment incident to the continued development of the technology; retain the personnel required to complete development of the technology and meet continuing payroll obligations to such persons; continue to build our intellectual property portfolio and pursue the issuance of patents in the US and abroad; complete the development of a functional prototype of a device that incorporates the technology; and obtain FDA clearance or approval of our drug delivery device. We have not yet identified a source of capital and our failure to raise sufficient capital to satisfy our existing and future obligations and liabilities would result in our having to return the technology to the seller.

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

     To achieve our business plans for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of debt and/or equity securities. We have no cash to fund our operations at this time, so we plan to offer convertible debt and/or common stock in a private placement during the next 12 months to raise minimum proceeds of $2,500,000. We believe the proceeds from such a private placement, together with revenues from suitability testing, will enable us to repay existing obligations, meet current contingencies, and fund expanded operations. Because we have no current assets and are insolvent as of the date of this report, we will not be able to continue our business without some combination of additional capital and revenue from suitability testing.

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

     During the next 12 months, assuming we are successful in our efforts to raise capital, we plan to conduct extensive additional animal and human trials and develop a prototype of the device we hope to commercialize.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In addition to the issuance of shares of common stock and warrants previously reported in Current Reports filed on Form 8-K, the Company issued convertible debentures in the aggregate principal amount of $132,827 (the "Debentures") to four persons and a convertible promissory note in the principal amount of $25,000 (the "Note") to one person, all of which transactions were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under

Section 4(2) of the Act. All of the investors are "accredited investors" as that term is defined in Federal securities laws.

     The Debentures bear interest at the rate of 8% per annum and are convertible into shares of common stock of the Company at the lesser of $.60 per share or the number of shares of common stock equal to 60% of the five-day average closing price of the common stock once the common stock has exceeded an average daily trading volume of 100,000 shares for a period of 10 consecutive trading days. Debentures were issued as follows:

                               Principal
      Date of Issuance           Amount        Maturity Date
      ----------------           ------        -------------
      November 4, 2004          $25,000       November 4, 2005
     November 17, 2004          $32,827       November 17, 2005
     December 13, 2004          $25,000       December 13, 2005
     December 22, 2004          $50,000       December 22, 2005

     The Note was issued on November 16, 2004, bears interest at 8% per annum, converts into shares at $.82 per share, and matures on November 30, 2005. The investor was also issued a warrant to purchase 15,283 shares at $1.33 per share, which expires on October 31, 2005 (the "Warrant").

     The Company has agreed to register the common stock issuable upon conversion of the Debentures and the Note and the exercise of the Warrant
(collectively, the "Shares") for public resale under the Act. The Company is required to cause a registration statement registering the Shares (either by including them in registration statement it files with the Securities and Exchange Commission for its own benefit or in a separate registration statement) to be filed by March 31, 2005. The Company will bear all costs incident to such registration and the parties have agreed to indemnify each other from and against any and all losses, damages, liabilities, settlements, judgments or costs arising out of or relating to any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus which includes the Shares or arising out of or relating to any omission or alleged omission of a material fact required to be stated in such documents or necessary to make the statements therein to the extent that such statements are based on information provided by a party.

     Copies of the Debentures, the Warrant, and the registration rights agreements are appended as exhibits to this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     (a) Exhibits.

     Exhibit Number   Description
     --------------   -----------

     3.1 (1)          Articles of Incorporation.


     3.2 (1)          Articles of Incorporation, as amended.

     3.3 (1)          First Amended and Restated Bylaws.

     10.1 (1)         Promissory Note payable to Ms. Zennie Morris issued by Second
                      Stage Ventures, Inc. issued October 24, 2000.

     10.2 (1)         Promissory Note payable to Ms. Zennie Morris issued by Second
                      Stage Ventures, Inc. on January 12, 2001.

     10.3 (2)         Promissory Note payable to Ms. Zennie Morris issued by Second
                      Stage Ventures, Inc. on October 20, 2003.

     10.4 (3)         Promissory Note payable to Ms. Zennie Morris, issued on March
                      1, 2004 by Second Stage Ventures, Inc.

     10.5 (4)         Promissory Note payable to Ms. Zennie Morris, issued on May 14,
                      2004 by Second Stage Ventures, Inc.

     10.6 (4)         Asset Purchase Agreement dated June 9, 2004 by and among
                      Second Stage Ventures, Inc., Encapsulation Systems, Inc. and
                      Echo RX, Inc.

     10.7 (4)         Promissory Note in the principal amount of $500,000 dated June
                      30, 2004 made by Second Stage Ventures, Inc. in favor of Gary
                      Scott.

     10.8 (4)         Amendment to Asset Purchase Agreement dated July 28, 2004 by and among Second Stage Ventures, Inc., Encapsulation Systems,
                      Inc. and Echo RX, Inc.

     10.9 (4)         Promissory Note dated July 28, 2004 made by Second Stage
                      Ventures in favor of Encapsulation Systems, Inc.


     10.10 (4)        Patent Security Agreement dated July 28, 2004 made by Second
                      Stage Ventures, Inc. in favor of Encapsulation Systems, Inc.

     10.11 (4)        Employment Agreement dated July 28, 2004 between Second
                      Stage Ventures, Inc. and Bruce K. Redding, Jr.

     10.12 (5)        Amendment dated July 28, 2004, to Promissory Note dated June
                      30, 2004 in the principal amount of $500,000 executed by Second
                      Stage Ventures, Inc. in favor of Gary Scott.

     10.13 (6)        Agreement between Dermisonics, Inc. and Integrated Inventions
                      (Canada) Inc. dated October 18, 2004.

     10.14 (6)        Registration Rights Agreement between Dermisonics, Inc. and
                      Integrated Inventions (Canada) Inc. dated October 18, 2004.

     10.15 (6)        Warrant Agreement issued by Dermisonics, Inc. in favor of
                      Integrated Inventions (Canada) Inc. dated October 18, 2004.

     10.16 (6)        Agreement between Dermisonics, Inc. and BX Inc. dated October
                      18, 2004.

     10.17 (6)        Registration Rights Agreement between Dermisonics, Inc. and BX
                      Inc. dated October 18, 2004.

     10.18 (6)        Warrant Agreement issued by Dermisonics, Inc. in favor of BX
                      Inc. dated October 18, 2004.

     10.19 (6)        Agreement between Dermisonics, Inc. and Ananda Capital
                      Partners, Inc. dated October 18, 2004.

     10.20 (6)        Registration Rights Agreement between Dermisonics, Inc. and
                      Ananda Capital Partners, Inc. dated October 18, 2004.

     10.21 (6)        Agreement between Dermisonics, Inc. and DD Investment dated
                      October 18, 2004.

     10.22 (6)        Registration Rights Agreement between Dermisonics, Inc. and DD
                      Investment dated October 18, 2004.

     10.23 (6)        Agreement between Dermisonics, Inc. and Current Capital Corp.
                      dated October 18, 2004.

     10.24 (6)        Warrant Agreement issued by Dermisonics, Inc. in favor of
                      CurrentCapital Corp. dated October 18, 2004.


     10.25 (6)        Registration Rights Agreement between Dermisonics, Inc. and
                      Current Capital Corp. dated October 18, 2004.

     10.26 (7)        Extension Agreement between Dermisonics, Inc. and Gary Scott dated December 3, 2004.

     10.27 (7)        Consulting Agreement between Dermisonics, Inc. and Gary Scott dated December 3, 2004.

     10.28 (7)        Warrant Agreement issued by Dermisonics, Inc. in favor of Gary
                      Scott dated December 3, 2004.

     10.29 (7)        Registration Rights Agreement between Dermisonics, Inc. and
                      Gary Scott dated December 3, 2004.

     10.30 (7)        Consulting Agreement between Dermisonics, Inc. and Adil Saleh dated December 3, 2004.

     10.31 (7)        Warrant Agreement issued by Dermisonics, Inc. in favor of Adil
                      Saleh dated December 3, 2004.

     10.32 (7)        Registration Rights Agreement between Dermisonics, Inc. and
                      Adil Saleh dated December 3, 2004.

     10.33 (8)        8% Convertible Debenture issued to Victor Fein dated November
                      4, 2004.

     10.34 (8)        8% Convertible Debenture issued to Alan Fein dated November
                      17, 2004.

     10.35 (8)        8% Convertible Debenture issued to Hyman Fein dated December
                      13, 2004.

     10.36 (8)        8% Convertible Debenture issued to Shalom Maidenbaum dated
                      December 22, 2004.

     10.37 (8)        Convertible Promissory Note in the principal amount of $25,000 dated November 16, 2004 made by Dermisonics, Inc. in favor of
                      Kenneth Hovden.

     10.38 (8)        Warrant Agreement issued by Dermisonics, Inc. in favor of
                      Kenneth Hovden dated November 16, 2004.

     10.39 (8)        Registration Rights Agreement between Dermisonics, Inc. and
                      Kenneth Hovden dated November 16, 2004.


     21.1 (1)         Subsidiaries of the Registrant.

     31.1 (8)         Certification of Acting Chief Executive Officer and Acting Chief
                      Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002.

     32.1 (8)         Certification of Acting Chief Executive Officer and Acting Chief
                      Financial Officer of Periodic Financial Reports pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

____________________________

(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

(2) Previously filed as an exhibit to the registrant's Form 10-KSB for the fiscal year ended September 30, 2003.

(3) Previously filed as an exhibit to the registrant's Form 10-QSB for the period ended March 31, 2004.

(4) Previously filed as an exhibit to the registrant's Current Report on Form 8-K as filed with the Commission on August 12, 2004.

(5) Previously filed as an exhibit to the registrant's Form 10-QSB for the period ended June 30, 2004.

(6) Previously filed as an exhibit to the registrant's Current Report on Form 8-K as filed with the Commission on October 21, 2004.

(7) Previously filed as an exhibit to the registrant's Current Report on Form 8-K as filed with the Commission on December 9, 2004.

(8)  Filed  herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SECOND STAGE VENTURES, INC.

Date: February 22, 2005                 By: /s/  Bruce  H.  Haglund
                                           ---------------------------------
                                        Bruce H.  Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer