Form 10QSB
period 2005-03-31
Dermisonics, Inc
filed 2005-05-23
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2005

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


          Nevada                               98-0233859
          ------                               ----------
          (State or other jurisdiction         (IRS Employer Identification
          of incorporation or organization)     No.)

     Four Tower Bridge, 200 Bar Harbor Drive, West Conshohocken, Pennsylvania
     ------------------------------------------------------------------------
                                   19428-2977
                                   ----------
                     (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 15, 2005 there were 40,408,307 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                DERMISONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

                 ASSETS
Current Assets
  Cash                                                             $     8,159
  Prepaid expense                                                      851,637
                                                                   ------------
      Total current assets                                             859,796
Prepaid Expense, noncurrent                                          1,409,481
Patent Rights                                                       19,210,060
Trademarks                                                             248,594
                                                                   ------------
                                                                   $21,727,931
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                            $   733,736
  Interest payable                                                      60,334
  Short-term note payable to stockholder                                59,500
  Short-term note payable                                              500,000
  Convertible debentures                                               232,827
  Convertible note payable, net of unamortized discount of $4,237       20,763
  Current portion of long-term debt, stockholders                    1,123,510
                                                                   ------------
      Total current liabilities                                      2,730,670
Long-term Debt, stockholders, less current portion                     797,171
Stockholders' Equity
  Common stock - authorized 100,000,000 shares,
    par value $.001, 39,758,307 issued and outstanding                  39,758
  Common stock issuable; 288,462 shares                                    288
  Additional paid-in capital                                        26,151,725
  Deficit accumulated during the development stage                  (7,991,681)
                                                                   ------------
                                                                    18,200,090
                                                                   ------------
                                                                   $21,727,931
                                                                   ============

                        See Notes to Financial Statement

                                                         DERMISONICS, INC.
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Three Months Ended March 31, 2005 and 2004, Six Months Ended March 31, 2005 and 2004, and
                            for the Period from September 1, 2000 (Date of Inception) to March 31, 2005
                                                            (Unaudited)

                                               Three-Month Period Ended           Six-Month Period Ended         Cumulative During
                                               ------------------------           ----------------------                Stage
                                          March 31, 2005    March 31, 2004    March 31, 2005    March 31, 2004    the Development
                                         ----------------  ----------------  ----------------  ----------------  -----------------
Revenue                                  $             -   $             -   $             -   $             -   $              -
General and administrative expenses
  Professional fees                              486,899            24,036         2,418,966            47,304          6,304,439
  Interest                                       209,106                             524,310                              566,897
  Compensation                                    31,250                              62,500                              163,333
  Loan fees                                                                          103,833                              187,121
  General and administrative                      22,475                              64,176             7,038            153,782
  Travel                                           1,652             5,359             8,229                              130,518
  Loss on debt settlement                        363,792                             363,792                              363,792
                                         ----------------  ----------------  ----------------  ----------------  -----------------
      Total expenses                           1,115,174            29,395         3,545,806            54,342          7,869,882
Discontinued operations
  Loss from operations of discontinued
    segment, including loss
    on disposal of $362                                             (4,656)                             (9,010)          (121,799)
                                         ----------------  ----------------  ----------------  ----------------  -----------------

      Net loss for period                $    (1,115,174)  $       (34,051)  $    (3,545,806)  $       (63,352)  $     (7,991,681)
                                         ================  ================  ================  ================  =================

Net loss per share
(basic and fully diluted)
  Continuing operations                  $         (0.03)  $         (0.00)  $         (0.09)  $         (0.00)
  Discontinued operations                           0.00             (0.00)             0.00             (0.00)
                                         ----------------  ----------------  ----------------  ----------------
      Net loss per share                 $         (0.03)  $         (0.00)  $         (0.09)  $         (0.00)
                                         ================  ================  ================  ================
Weighted average number of shares
  outstanding                                 39,341,640        18,000,000        39,237,891        18,000,000
                                         ================  ================  ================  ================

                        See Notes to Financial Statement

                                DERMISONICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended March 31, 2005 and 2004, and
for the Period from September 1, 2000 (Date of Inception) through March 31, 2005
                                   (Unaudited)

                                                                                                     Cumulative
                                                                     Six-Month Period Ended          During the
                                                               ----------------------------------   Development
                                                                March 31, 2005    March 31, 2004       Stage
                                                               ----------------  ----------------  -------------
Cash Flows From Operating Activities
  Net loss                                                     $    (3,545,806)  $       (63,352)  $ (7,991,681)
  Reconciliation of net loss to net cash
    used in operating activities
    Amortization                                                                           7,532         40,231
    Amortization of discount on convertible note                         1,745                            1,745
    Depreciation                                                                              68            315
    Impairment of software development costs                                                             11,301
    Impairment of goodwill                                                                                9,512
    Issuance of common stock and warrants
      for services and expenses and for debt settlement              4,736,152                        7,777,459
    Loss on sale of subsidiary                                                                              362
    Loss on debt settlement                                            363,792                          363,792
    Interest charged due to beneficial conversion
      feature on convertible debt                                      374,539                          374,539
    Change in operating assets and liabilities
      Prepaid expense                                               (2,261,118)                      (2,261,118)
      Accounts payable and accrued expenses                            274,666             5,791        731,717
      Due to stockholder company                                      (375,000)
      Interest payable                                                  29,335                           60,334
                                                               ----------------  ----------------  -------------
        Net cash used in operating activities                         (401,695)          (49,961)      (881,492)
Cash Flows From Investing Activities
    Purchase of subsidiary                                                                                 (200)
    Purchase of patent rights and trademarks                           (10,060)                        (510,060)
    Purchase of furniture and equipment                                                                    (677)
    Website development costs                                                                           (13,246)
    Cash acquired in purchase of subsidiary                                                              14,420
    Advance to subsidiary                                                                               (60,000)
                                                               ----------------  ----------------  -------------
        Net cash used in investing activities                          (10,060)                -       (569,763)
Cash Flows From Financing Activities
    Loan proceeds from short-term payable
      to stockholder and other                                                            50,000        559,500
    Loan proceeds from long-term payable to stockholder                190,000                          190,000
    Proceeds from issuance of convertible debentures                   232,827                          232,827
    Proceeds from issuance of convertible note - as allocated           19,018                           19,018
    Proceeds from issuance of warrants related to
      convertible note - as allocated                                    5,982                            5,982
    Repayments of long-term debt                                      (177,913)                        (177,913)
    Net proceeds from issuance of common stock
      and common stock issuable                                        150,000                          630,000
                                                               ----------------  ----------------  -------------
        Net cash provided by financing activities                      419,914            50,000      1,459,414
                                                               ----------------  ----------------  -------------
        Net increase in cash                                             8,159                39          8,159
Cash, beginning of period                                                    -             3,400              -
                                                               ----------------  ----------------  -------------
Cash, end of period                                            $         8,159   $         3,439   $      8,159
                                                               ================  ================  =============
Supplementary cash flow information:
    Cash paid for interest                                     $       117,619   $             -   $    129,119
                                                               ================  ================  =============

                        See Notes to Financial Statement

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

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $7,991,681 for the period from September 1, 2000 (date of inception) through March 31, 2005. The Company sold its only operating subsidiary in 2004 and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan (see Note
9).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the fiscal years ended September 30, 2004 and 2003. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

EARNINGS PER SHARE
------------------

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding during the period September 1, 2000, through March 31, 2005.

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

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At March 31, 2005, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.

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



NOTE  3.  DUE  TO  STOCKHOLDER  COMPANY

On April 30, 2004, the Company entered into an oral agreement with Integrated Inventions (Canada) Inc. ("III") for services III rendered with respect to the acquisition by the Company of the Intellectual Property described in Note 1. The Company issued shares in partial consideration for these services. The unpaid balance due for these services amounted to $375,000 as of December 31, 2004. In February 2005, the Company issued 416,667 shares of common stock and warrants to purchase up to 208,333 shares of common stock at an exercise price of $1.33 per share in consideration of the settlement of this payable. The Company recognized a loss of approximately $360,000 in connection with this settlement of debt in 2005.



NOTE  4.  SHORT-TERM  NOTES  PAYABLE

The Company has a $59,500 loan from one of its former officers. The Company issued a promissory note for the loan which bears no interest. The total loan balance was due on August 31, 2004. The loan is currently in default. There is no default interest rate.

On June 30, 2004, the Company received a $500,000 loan from an unrelated individual in connection with the purchase of the Intellectual Property from ESI. The $500,000 was used for part of the consideration for the acquisition of the Intellectual Property. The note was due on December 17, 2004. The stated interest rate is 10% but because the loan is currently in default, default interest is accruing at $605 per day. The Company incurred a related loan fee of $187,121, $103,833 of which was paid by issuing warrants to purchase up to 150,376 shares at an exercise price of $1.33 per share. The related unpaid loan fee of $71,175 is included in accounts payable as of March 31, 2005.



NOTE  5.  RELATED  PARTY  TRANSACTIONS

The Company's interim Chief Executive Officer/Chairman of the Board of Directors provides legal services to the Company. The total amount of services received from him from October 1, 2004, through March 31, 2005, was $150,300. The total amount of fees accrued for his services was $164,520 as of March 31, 2005. The amount is included in accounts payable.

NOTE  6.  CONVERTIBLE  DEBT

In November and December 2004, and March 2005, the Company issued 8% interest bearing debentures to five unrelated individuals in the aggregate amount of $232,827, convertible into an aggregate of 388,046 common shares for $0.60 per share. The debentures mature in November and December 2005, and March 2006, respectively.

In November 2004, the Company issued an 8% interest bearing note payable in the amount of $25,000, convertible into 30,488 common shares for $0.82 per share. The note matures in November 2005. Warrants to purchase up to 15,282 common shares were also issued in connection with the note. These warrants have an exercise price of $1.33 and expire in November 2005. Proceeds from the note were allocated pro-rata based on the relative fair values of the note and related warrants. The amount attributable to warrants of $5,982 has been recorded as a discount against the carrying amount of the note and a credit to additional paid-in-capital. The discount is amortized using the effective interest method over the term of the note. The total amount of discount amortized as of March 31, 2005, was $1,745.

The holders of the convertible debentures and the convertible note have the option to convert all or part of their notes into shares of the Company's common stock effective as of the date of the issuance of the debt. Due to the convertible nature of the notes, the Company recorded a total charge due to the beneficial conversion feature of $374,539 ($257,872 in the quarter ended
December 31, 2004, and $116,667 in the quarter ended March 31, 2005) in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value method and was charged to interest expense with a corresponding credit to additional paid-in capital at the date of the issuance because the notes were immediately convertible.



NOTE  7.  LONG-TERM  DEBT,  STOCKHOLDERS

The Company has two long-term notes payable to ESI in connection with the Purchase Agreement. For one note, the principal amount is $1,826,734 and is due on December 1, 2006. Installment payments of $250,000 are to be paid quarterly starting March 1, 2005. The note has no stated interest but interest has been imputed at 6.25%. As of March 31, 2005, the Company paid $171,819 and $78,181 for principal and interest, respectively. There was no interest payable on this note as of March 31, 2005. The note is secured by the Intellectual Property.

A second note in the principal amount of $75,766 is payable in monthly installments of $2,714. The interest rate is 16.25%. The loan is unsecured.

The Company also has three long-term notes payable of $190,000 to a stockholder company. The notes bear 8% interest and are due in full on March 31, 2007.
Interest expense accrued through March 31, 2005 is approximately $1,500. The loans are unsecured.

NOTE  8.  CAPITAL  STOCK  AND  WARRANTS  ISSUABLE

The Company issued a stockholder company 75,807 shares of common stock to settle certain liabilities it assumed from the stockholder company in December 2004. Also, in October 2004 and January 2005, the Company retained firms and individuals to provide consulting services in connection with financial and investor public relations and related matters in the United States, Germany, and Canada for terms ranging from one to three years. In consideration for providing such services, the Company agreed to pay certain fees and to issue an aggregate of 750,000 shares of common stock and warrants to purchase up to an aggregate of 4,209,963 shares at an exercise price of $1.33 per share. Warrants issued are recorded at fair value utilizing the Black-Scholes valuation method. Total compensation expense recognized from October 1, 2004 through March 31, 2005, for warrants granted and common stock issued was $1,671,992 ($1,626,350 in the quarter ended December 31, 2004, and $45,642 in the quarter ended March 31,
2005). The value of warrants issued for services in the amount of $2,446,563 was initially recorded as prepaid expense which is being recognized over the term of a three-year consulting agreement. Through March 31, 2005, the amount of the prepaid expense recognized as expense was $211,420.

As described in Note 3, the Company also issued warrants to purchase up to 208,333 shares of common stock in partial consideration of settlement of the payable.

The number of warrants to purchase common stock outstanding as of March 31, 2005, is as follows:

                                                                                Weighted Average
                                                                  Warrants       Exercise Price
                                                              ----------------  -----------------
Outstanding at September 30, 2004                                    1,261,070  $            1.33
Issued for loan fees                                                   150,376               1.33
Issued for services                                                  4,209,963               1.33
Issued in connection with convertible note                              15,282               1.33
Issued in consideration of settlement of shareholder payable           208,333               1.33
                                                              ----------------
Outstanding at March 31, 2005                                        5,845,024               1.33
                                                              ================



NOTE  9.  GOING  CONCERN

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

NOTE  10.  SUBSEQUENT  EVENTS

During January 2005, the Company retained a consultant in connection with administrative, organization and structure, business strategy, product development, product distribution, and related matters for $7,500 per month. A total fee of $22,500 was accrued through March 31, 2005. Subsequent to March 31, 2005, the Company entered into an agreement with the consultant to pay him certain fees and to issue to him an aggregate of 225,000 shares of common stock and warrants to purchase up to 75,000 shares at an exercise price of $1.33 per share.

In April 2005, the Company's Board of Directors approved the issuance of 213,298 common shares to an unrelated law firm for services. The Board of Directors also approved the issuance of 221,256 common shares to a law firm owned by one of the Company's Board of Directors and Interim Chief Executive Officer for full payment of outstanding fees for services through April 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION.

PLAN OF OPERATION

     The following discussion should be read together with the financial statements and the notes related to those statements included in this Quarterly Report on Form 10-QSB, as well as the other financial information included in the Annual Report on Form 10-KSB for the year ended September 30, 2004 (the "2004 Annual Report") filed by Dermisonics, Inc. ("we," "us," "our" or the "Company"). Some of our discussion is forward-looking and involves risks and uncertainties.

     As previously reported in our 2004 Annual Report, in July 2004 we acquired from Encapsulation Systems, Inc. certain intellectual property encompassing patents pending filed in the United States, the European Community and other jurisdictions around the world and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch (the "Intellectual Property").

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

     Substantial additional research and development efforts are required to complete the development of the device prior to submission to the Federal Drug Administration (the "FDA"). These activities will consist of, among other things, conducting extensive additional animal and human trials and developing a prototype of the device that we hope to commercialize. We cannot estimate the time required to complete these activities or when we will submit a device to the FDA to commence the FDA review process.

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

     In conducting our research of the technology, we noted that the inventors had obtained encouraging results from their limited testing, to the effect that ultrasonic waves could enlarge the skin's pathway and drive a drug through the opening without damaging drug formulations or causing skin damage. However, at the time we purchased the technology, the only tests that had been conducted were limited to confirming the efficacy and safety of its underlying scientific theories and that insufficient clinical data exists to support the filing of an application with the FDA to clear or approve our device for commercial use. Moreover, a functional, commercial prototype of a device incorporating the technology had not yet been fabricated. The inventors believe that the technology required for the manufacture of the device they envision is currently available or could be developed without excessive time, expense or effort. We also were encouraged by the fact that patent applications covering the technology had been filed in the United States and in many advanced nations which eliminated the need to pursue this costly and time consuming process on our own. We recognize that substantial additional research and development efforts as well as significant capital is required if we are to realize the economic and therapeutic potential embodied by the technology.

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

     Our immediate concern is to raise the funds necessary to meet our current and future financial obligations, liabilities and requirements, contractual and otherwise. We will require capital to, among other things: repay debt incurred in connection with our purchase of the technology, which amounts to approximately $623,000 as of March 31, 2005 and $578,000 as of the date of this report; meet our continuing obligations under the Purchase Agreement, amounting to a total of $2,000,000 over the next three years, $250,000 of which was paid on March 30, 2005 and the next payment of $250,000 is due on June 1, 2005; sustain our daily operations, including rent and other general and administrative expenses; establish a laboratory, including purchasing all of the equipment incident to the continued development of the technology; retain the personnel required to complete development of the technology and meet continuing payroll obligations to such persons; continue to build our intellectual property portfolio and pursue the issuance of patents in the US and abroad; complete the development of a functional prototype of a device that incorporates the technology; and obtain FDA clearance or approval of our drug delivery device.
We have not yet identified a source of capital and our failure to raise sufficient capital to satisfy our existing and future obligations and liabilities would result in our having to return the technology to the seller.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     We issued a convertible debenture in the aggregate principal amount of $100,000 (the "Debentures") to an "accredited investor" (as that term is defined in Federal securities laws) in March 2005, which transaction was exempt from the registration requirements of the Securities

Act of 1933 (the "Act") under Section 4(2) of the Act. A copy of the Debenture is filed as an exhibit to this report.

     The Debenture bears interest at the rate of 8% per annum and are convertible into shares of common stock of the Company at the lesser of $.60 per share or the number of shares of common stock equal to 60% of the five-day average closing price of the common stock once the common stock has exceeded an average daily trading volume of 100,000 shares for a period of 10 consecutive trading days. The Debenture matures on March 14, 2006.

     The Company has agreed to register the common stock issuable upon conversion of the Debenture for public resale under the Act. The Company will bear all costs incident to such registration and the parties have agreed to indemnify each other from and against any and all losses, damages, liabilities, settlements, judgments or costs arising out of or relating to any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus which includes the Shares or arising out of or relating to any omission or alleged omission of a material fact required to be stated in such documents or necessary to make the statements therein to the extent that such statements are based on information provided by a party.

     The Company also sold 288,462 shares of Common Stock (the "Shares") on March 30, 2005 to an "accredited investor" (as that term is defined in Federal securities laws) in March 2005, which transaction was exempt from the registration requirements of the Securities Act of 1933 (the "Act") under
Section 4(2) of the Act. The Shares were sold at a price of $.52 per Share for total proceeds of $150,000.

     The proceeds from the sale of the Debenture and the Shares were used to pay the $250,000 license fee due Encapsulation Systems, Inc. in March 2005.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS.

     (a)  Exhibits.

     Exhibit Number   Description
     ---------------  -----------


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

     10.3 (2) Promissory Note payable to Ms. Zennie Morris issued by Second Stage Ventures, Inc. on
                      October 20, 2003.

     10.4 (3)         Promissory Note payable to Ms. Zennie
                      Morris, issued on March 1, 2004 by Second
                      Stage Ventures, Inc.

     10.5 (4)         Promissory Note payable to Ms. Zennie
                      Morris, issued on May 14, 2004 by Second
                      Stage Ventures, Inc.

     10.6 (4) Asset Purchase Agreement dated June 9, 2004 by and among Second Stage Ventures, Inc.,
                      Encapsulation Systems, Inc. and Echo RX, Inc.

     10.7 (4) Promissory Note in the principal amount of 500,000 dated June 30, 2004 made by Second
                      Stage Ventures, Inc. in favor of Gary Scott.

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

     10.36 (8)        8% Convertible Debenture issued to Shalom
                      Maidenbaum dated December 22, 2004.

     10.37 (8)        Convertible Promissory Note in the principal
                      amount of $25,000 dated November 16, 2004
                      made by Dermisonics, Inc. in favor of Kenneth
                      Hovden.

     10.38 (8)        Warrant Agreement issued by Dermisonics,
                      Inc. in favor of Kenneth Hovden dated
                      November 16, 2004.

     10.39 (8)        Registration Rights Agreement between
                      Dermisonics, Inc. and Kenneth Hovden dated
                      November 16, 2004.

     10.40 (9)        8% Convertible Debenture issued to Osborn
                      International Partners, Ltd. dated March 14,
                      2005.

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

___________________________

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

(8) Previously filed as an exhibit to the registrant's Form 10-QSB for the period ended December 31, 2004.

(9)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SECOND STAGE VENTURES, INC.

Date: May 20 , 2005             By: /s/ Bruce H. Haglund
                                    -------------------------------
                                        Bruce H. Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer