Form 10QSB
period 2005-06-30
Dermisonics, Inc
filed 2005-08-23
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2005

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

    Four Tower Bridge, 200 Barr Harbor Drive, West Conshohocken, Pennsylvania
    -------------------------------------------------------------------------
                                   19428-2977
                                   ----------
                    (Address of principal executive offices)

                                  (610)941-2780
                                  -------------
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 22, 2005 there were 40,842,869 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                DERMISONICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

      ASSETS
Current assets
  Cash                                                             $     6,969
  Prepaid expense                                                    1,202,501
                                                                   ------------
      Total current assets                                           1,209,470

Prepaid expense, noncurrent                                            845,679

Patent rights                                                       19,210,060

Trademark                                                              248,594
                                                                   ------------
                                                                   $21,513,803
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                            $   502,932
  Interest payable                                                      42,016
  Short-term note payable to stockholder                                59,500
  Short-term note payable                                              500,000
  Convertible debentures                                               232,827
  Convertible note payable, net of unamortized discount of $3,195       21,805
  Current portion of long-term debt, stockholders                      961,349
                                                                   ------------
      Total current liabilities                                      2,320,429

Long-term debt, stockholders, less current portion                   1,156,302

Interest payable, long-term                                              6,822

Stockholders' equity
  Common stock - authorized 100,000,000 shares,
    par value $.001, 40,342,858 issued and outstanding                  40,342
  Common stock issuable; 515,488 shares                                    515
  Additional paid-in capital                                        26,841,386
  Deficit accumulated during the development stage                  (8,851,993)
                                                                   ------------
      Total stockholders' equity                                    18,030,250
                                                                   ------------
      Total liabilities and stockholders' equity                   $21,513,803
                                                                   ============

                 See Notes to Consolidated Financial Statements

                                                       DERMISONICS, INC.
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004, Nine Months Ended June 30, 2005 and 2004, and
                           for the Period from September 1, 2000 (Date of Inception) to June 30, 2005
                                                          (Unaudited)

                                                                                                                   Cumulative
                                                   Three-Month Period Ended           Nine-Month Period Ended      During the
                                              --------------------------------  --------------------------------   Development
                                               June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004       Stage
                                              ---------------  ---------------  ---------------  ---------------  -------------
Revenue                                       $            -   $            -   $            -   $            -   $          -
                                              ---------------  ---------------  ---------------  ---------------  -------------
Operating expenses
  Professional fees                                  705,045           15,648        3,124,011           62,952      7,009,484
  Compensation                                        31,250                -           93,750                -        194,583
  Loan fees                                                -                -          103,833                -        187,121
  General and administrative                          25,067           11,707           97,472           18,745        309,367
  Loss on debt settlement                                  -                           363,792                -        363,792
                                              ---------------  ---------------  ---------------  ---------------  -------------
      Total operating expenses                       761,362           27,355        3,782,858           81,697      8,064,347
                                              ---------------  ---------------  ---------------  ---------------  -------------
      Loss from operations                          (761,362)         (27,355)      (3,782,858)         (81,697)    (8,064,347)

Interest expense                                      98,950                -          623,260                -        665,847
                                              ---------------  ---------------  ---------------  ---------------  -------------
      Loss from continuing operations               (860,312)         (27,355)      (4,406,118)         (81,697)    (8,730,194)

Discontinued operations
  Loss from operations of discontinued
    segment, including loss on disposal
    of $362                                                -          (15,439)               -          (24,449)      (121,799)
                                              ---------------  ---------------  ---------------  ---------------  -------------
      Net loss                                $     (860,312)  $      (42,794)  $   (4,406,118)  $     (106,146)  $ (8,851,993)
                                              ===============  ===============  ===============  ===============  =============

Net loss per share (basic and fully diluted)
  Continuing operations                       $        (0.02)  $        (0.00)  $        (0.11)  $        (0.00)
  Discontinued operations                              (0.00)           (0.00)           (0.00)           (0.00)
                                              ---------------  ---------------  ---------------  ---------------
      Net loss per share                      $        (0.02)  $        (0.00)  $        (0.11)  $        (0.00)
                                              ===============  ===============  ===============  ===============

Weighted average number of shares
    outstanding                                   39,208,098       18,000,000       39,776,466       18,000,000
                                              ===============  ===============  ===============  ===============

                 See Notes to Consolidated Financial Statements

                                                 DERMISONICS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended June 30, 2005 and 2004, and for the Period
                            from September 1, 2000 (Date of Inception) to June 30, 2005
                                                    (Unaudited)

                                                                  Nine-Month Period Ended           Cumulative
                                                             --------------------------------       During the
                                                              June 30, 2005    June 30, 2004    Development Stage
                                                             ---------------  ---------------  -------------------
Cash Flows From Operating Activities
  Net loss                                                   $   (4,406,118)  $     (106,146)  $       (8,851,993)
  Reconciliation of net loss to net cash
    used in operating activities
    Amortization                                                                      11,298               40,231
    Amortization of discount on convertible note                      2,787                                 2,787
    Depreciation                                                                         102                  315
    Impairment of software development costs                                          11,101               11,301
    Impairment of goodwill                                                             9,512                9,512
    Issuance of common stock and warrants
      for services                                                4,941,623                             8,357,931
    Loss on sale of subsidiary                                                                                362
    Loss on debt settlement                                         363,792                               363,792
    Interest charged due to beneficial conversion
      feature on convertible debt                                   374,539                               374,539
    Change in operating assets and liabilities
      Prepaid expense                                            (2,048,180)                           (2,048,180)
      Accounts payable and accrued expenses                          43,864           12,163              500,913
      Interest payable                                               17,839                                48,838
                                                             ---------------  ---------------  -------------------
        Net cash used in operating activities                      (709,854)         (61,970)          (1,189,652)

Cash Flows From Investing Activities
  Purchase of subsidiary                                                                                     (200)
  Purchase of patent rights and trademarks                          (10,060)                             (510,060)
  Purchase of furniture and equipment                                                                        (676)
  Website development costs                                                                               (13,246)
  Cash acquired in purchase of subsidiary                                                                  14,420
  Advance to subsidiary                                                                                   (60,000)
                                                             ---------------  ---------------  -------------------
        Net cash used in investing activities                       (10,060)               -             (569,762)

Cash Flows From Financing Activities
  Loan proceeds from short-term payable
    to stockholder and other                                                         559,500              559,500
  Loan proceeds from long-term payable to stockholder               615,000                               615,000
  Proceeds from issuance of convertible debentures                  232,827                               232,827
  Proceeds from issuance of convertible note - as allocated          19,018                                19,018
  Proceeds from issuance of warrants related to
    convertible note - as allocated                                   5,982                                 5,982
  Repayments of long-term debt                                     (405,944)                             (405,944)
  Net proceeds from issuance of common stock
    and common stock issuable                                       260,000                               740,000
                                                             ---------------  ---------------  -------------------
        Net cash provided by financing activities                   726,883          559,500            1,766,383
                                                             ---------------  ---------------  -------------------
        Net increase in cash                                          6,969          497,530                6,969
Cash, beginning of period                                                 -            3,400                    -
                                                             ---------------  ---------------  -------------------
Cash, end of period                                          $        6,969   $      500,930   $            6,969
                                                             ===============  ===============  ===================
Supplementary cash flow information:
  Debt discount recorded for beneficial conversion feature   $        5,982   $            -   $            5,982
  Cash paid for interest                                     $      223,663   $            -   $          235,163
Issuance of common stock to a
  stockholder company for
  debt settlement                                            $      375,000   $            -   $          375,000

                 See Notes to Consolidated Financial Statements

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

As indicated in the accompanying financial statements, the Company's accumulated deficit during the development stage totaled $8,851,993 for the period from September 1, 2000 (date of inception) through June 30, 2005. The Company sold its only operating subsidiary, Easy Trivia in July 2004 and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan (see Note 9).

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PERIOD FINANCIAL STATEMENTS

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the fiscal years ended September 30, 2004 and 2003. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

EARNINGS PER SHARE
------------------

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. The effect of debt convertible into common shares was not included in the computation of diluted earnings per share for all periods presented because it was anti-dilutive due to the Company's net losses.

In January 2005, a majority of the Company's stockholders voted to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares and reduce the par value from $0.01 per share to $0.001 per share.

On January 4, 2005, the Company declared a dividend equal to one-half of one share of common stock for each common stock outstanding. The effect of the stock dividend has been recognized in all share and per share data in the accompanying financial statements and notes to the financial statements for periods presented.

DISCONTINUED  OPERATIONS
------------------------

In July 2004, the Company sold all of the issued and outstanding shares of EasyTriva, Inc. and, accordingly, the operating results of this subsidiary have been presented as discontinued operations in these financial statements. Operations of this subsidiary have generated no revenues since inception.

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At June 30, 2005, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.

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

NOTE  3.  DUE  TO  STOCKHOLDER  COMPANY

On April 30, 2004, the Company entered into an oral agreement with Integrated Inventions (Canada) Inc. ("III") for services III rendered with respect to the acquisition by the Company of the Intellectual Property described in Note 1. The Company issued shares in partial consideration for these services. The unpaid balance due for these services amounted to $375,000 as of December 31, 2004. In February 2005, the Company issued 416,667 shares of common stock and warrants to purchase up to 208,333 shares of common stock at an exercise price of $1.33 per share in consideration of the settlement of this payable. During the quarter ended March 31, 2005, the Company recognized a loss of approximately $360,000 in connection with this settlement of debt.


NOTE  4.  SHORT-TERM  NOTES  PAYABLE

The Company has a $59,500 loan from one of its former officers. The Company issued a promissory note for the loan that bears no interest. The total loan balance was due on August 31, 2004. The loan is currently in default. There is no default interest rate.

On June 30, 2004, the Company received a $500,000 loan (the "Promissory Note") from an unrelated individual in connection with the purchase of the Intellectual Property from ESI. The $500,000 was used for part of the consideration for the acquisition of the Intellectual Property. The Promissory Note was due on December 17, 2004. The stated interest rate is 10% but because the Promissory
Note is currently in default, default interest is accruing at $605 per day. Interest expense for the three and nine months ended June 30, 2005 was $55,055 and $128,660, respectively. As of June 30, 2005, accrued interest was $32,085. Since the Company is in default under the Promissory Note, the Company entered into a loan extension agreement ("the Extension Agreement") that extended the time in which to repay the Promissory Note. In accordance with the terms of the Extension Agreement, the Company incurred a related loan fee of $187,121, $12,113 of which was paid in cash in January 2005 and $103,833 of which was paid by issuing warrants to purchase up to 150,376 shares at an exercise price of $1.33 per share. The remaining unpaid loan fee of $71,175 is included in accrued expenses as of June 30, 2005.


NOTE  5.  RELATED  PARTY  TRANSACTIONS

The Company's interim Chief Executive Officer/Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the three and nine months ended June 30, 2005, total services provided by the Interim CEO were $19,122 and $183,642 respectively. On May 3, 2005, the Company entered into an agreement with the law firm, of which the Interim CEO is a partner, whereby, the Company issued 221,256 shares of restricted common stock in full payment of legal fees owed to the law firm through April 30, 2005.


NOTE  6.  CONVERTIBLE  DEBT

In November and December 2004, and March 2005, the Company issued 8% interest bearing debentures (the "Convertible Debentures") to five unrelated individuals in the aggregate amount of $232,827, convertible into an aggregate of 388,045 common shares at $0.60 per share. During the quarter ended June 30, 2005, the Board approved and amended the Convertible Debentures such that they are convertible at $0.52 per share. As a result, the Convertible Debentures are convertible into an additional 59,699 shares, for a total of 447,744 shares. The Convertible Debentures mature in November and December 2005, and March and April 2006 (the "Maturity Date"), respectively. Principal and interest and are due in full on the Maturity Date. Interest expense for the three and nine months ended June 30, 2005 related to the Convertible Debentures was $4,644 and $8,463, respectively. At June 30, 2005, accrued interest related to the Convertible Debentures was $8,463.

In November 2004, the Company issued an 8% interest bearing note payable ("the Convertible Note") in the amount of $25,000, convertible into 30,488 common shares for $0.82 per share. The Convertible Note matures in November 2005. Principal and interest and are due in full upon maturity. Interest expense for the three and nine months ended June 30, 2005 related to the Convertible Note was $499 and $1,238, respectively. At June 30, 2005, accrued interest related to the Convertible Note was $1,238. During the quarter ended June 30, 2005, the Board approved and amended the Convertible Note such that it is convertible at $0.52 per share. As a result, the Convertible Note is convertible into an additional 17,589 shares, for a total of 48,077 shares. Warrants to purchase up to 15,282 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expire in November 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 has been recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount is amortized as interest expense, using the effective interest method over the term of the Convertible Note. Total interest expense recorded during the three and nine months ended June 30, 2005 related to the accretion of the discount was $1,042 and $2,787, respectively.

The holders of the Convertible Debentures and the Convertible Note have the option to convert all or part of their notes into shares of the Company's common stock effective as of the date of the issuance of the debt. Due to their convertible nature, the Company recorded a total charge due to the beneficial conversion feature of $420,372 ($257,872 in the quarter ended December 31, 2004, $116,667 in the quarter ended March 31, 2005, and $45,833 in the quarter ended June 30, 2005) in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value method and was charged to interest expense with a corresponding credit to additional paid-in capital at the date of the issuance because the notes were immediately convertible.


NOTE  7.  LONG-TERM  DEBT,  STOCKHOLDERS

The Company has two long-term notes payable to ESI in connection with the Purchase Agreement dated July 28, 2004. The original principal amount of the first note ("Note 1") was $1,826,734 and is due on December 1, 2006. Installment payments of $250,000 are payable on Note 1 quarterly starting March 1, 2005. Note 1 has no stated interest but interest has been imputed at 6.25%. Interest expense during the three and nine months ended June 30, 2005 related to
Note 1 was $24,087 and $102,268, respectively. As of June 30, 2005, the outstanding principal balance under Note 1 is $1,429,002. There was no interest payable on Note 1 as of June 30, 2005. Note 1 is secured by the Intellectual Property.

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. Interest expense during the three and nine months ended June 30, 2005 related to
Note 2 was $3,738 and $7,187, respectively. As of June 30, 2005, the outstanding principal balance under Note 2 is $73,649. The loan is unsecured.

During the three months ended June 30, 2005 and March 31, 2005, the Company entered into seven long-term notes payable (collectively "2005 Notes") totaling $190,000 and $425,000, respectively, to a stockholder company. The 2005 Notes bear interest at 8% per annum. Principal and interest related to the 2005 Notes entered into during the three months ended June 30, 2005 are due in full on June 30, 2007. Principal and interest related to the 2005 Notes entered into during the three months ended March 31, 2005 are due in full on March 31, 2007. Interest expense for the three and nine months ended June 30, 2005 related to the 2005 Notes was $5,176 and $6,822, respectively. At June 30, 2005, accrued interest on the 2005 Notes was $6,822. The loans are unsecured.


NOTE  8.  CAPITAL  STOCK  AND  WARRANTS  ISSUABLE

In October 2004, the Company issued 2,515,833 shares of common stock and warrants to purchase 1,261,070 shares of common stock at an exercise price of $1.33 per share as compensation for professional services rendered in connection with the Purchase Agreement described in Note 1.

In November 2004, the Company issued a Convertible Note (see Note 6) with an attached warrant to purchase up to 15,282 shares of common stock. These warrants have an exercise price of $1.33 and expire in November 2005.

In December 2004, the Company issued a stockholder company 75,807 shares of common stock to settle certain liabilities it assumed from the stockholder company.

In October 2004 and January 2005, the Company retained firms and individuals to provide consulting services in connection with financial and investor public relations and related matters in the United States, Germany, and Canada for terms ranging from one to three years. In consideration for providing such services, the Company agreed to pay certain fees and to issue an aggregate of 750,000 shares of common stock and warrants to purchase up to an aggregate of 4,209,963 shares of common stock at an exercise price of $1.33 per share. Warrants issued are recorded at fair value utilizing the Black-Scholes valuation method and amortized as consulting expense over the terms of the consulting agreements. Consulting expense related to these warrants during the three and nine months ended June 30, 2005, was $211,420 and $2,070,052, respectively. As of June 30, 2004, the unamortized value of these warrants is $2,043,723.

In February 2005, the Company issued 416,667 shares of common stock and warrants to purchase up to 208,333 shares of common stock at an exercise price of $1.33 per share in partial consideration of settlement of the payable described in
Note  3.

In March 2005, the Company sold 288,462 shares of common stock at $0.52 per share for total proceeds of $150,000.

In April 2005, the Company sold 211,539 shares of common stock at $0.52 per share for total proceeds of $110,000.

In April 2005, the Company entered into a consulting agreement ("Consulting Agreement") with a consultant to pay him certain fees and to issue him an aggregate of 150,000 shares of common stock and warrants to purchase up to 225,000 shares of common stock at an exercise price of $1.33 per share. The Consulting Agreement was terminated on June 30, 2005. Pursuant to the Termination Agreement, of the original 225,000 warrants, 100,000 warrants were vested and exercisable. Consulting expense of $74,792 and $127,500 was recorded during the three months ended June 30, 2005 related to the warrants and common stock, respectively.

On May 3, 2005, the Company issued 213,298 shares of common stock to an unrelated law firm as full payment of outstanding fees for services as of April 30, 2005. The 213,298 shares of common stock were valued at $177,038 on May 3, 2005, the date of issuance. On May 3, 2005, the Company also issued 221,256 shares of common stock to a law firm of which the Company's Director and Interim Chief Executive Officer is a partner, for full payment of outstanding fees for services as of April 30, 2005. The 221,256 shares of common stock were valued at $183,642 on May 3, 2005, the date of issuance.

The number of warrants to purchase common stock outstanding as of June 30, 2005, is as follows:

                                                                         Weighted Average
                                                              Warrants    Exercise Price
                                                              ---------  -----------------
Outstanding at September 30, 2004                             1,261,070  $            1.33

Issued for loan fees                                            150,376               1.33
Issued for services                                           4,309,963               1.33
Issued in connection with convertible note                       15,282               1.33
Issued in consideration of settlement of shareholder payable    208,333               1.33
                                                              ---------

Outstanding at June 30, 2005                                  5,945,024               1.33
                                                              =========


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


NOTE  10.  SUBSEQUENT  EVENTS

In  July  2005,  the  Company  entered into two long-term notes payable totaling
$185,153 to a stockholder company. The notes bear interest at 8% per annum. Principal and interest related to the notes are due in full on July 31, 2007.

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

     Our immediate concern is to raise the funds necessary to meet our current and future financial obligations, liabilities and requirements, contractual and otherwise. We will require capital to, among other things: repay debt incurred in connection with our purchase of the technology, which amounts to approximately $603,000 as of June 30, 2005; meet our continuing obligations under the Purchase Agreement, amounting to a total of $2,000,000 over the next three years, $500,000 of which was paid as of June 30, 2005, with another $250,000 due on September 1, 2005; sustain our daily operations, including rent and other general and administrative expenses; establish a laboratory, including purchasing all of the equipment incident to the continued development of the technology; retain the personnel required to complete development of the technology and meet continuing payroll obligations to such persons; continue to build our intellectual property portfolio and pursue the issuance of patents in the US and abroad; complete the development of a functional prototype of a device that incorporates the technology; and obtain FDA clearance or approval of our drug delivery device. We have not yet identified a source of capital and our failure to raise sufficient capital to satisfy our existing and future obligations and liabilities would result in our having to return the technology to the seller.

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

     To achieve our business plans for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of debt and/or equity securities. We have no cash to fund our operations at this time, so we plan to offer convertible debt and/or common stock in a private placement during the next 12 months to raise minimum proceeds of $2,500,000. We believe the proceeds from such a private placement, together with revenues from suitability testing, will enable us to repay existing obligations, meet current contingencies, and fund expanded operations. Because we have minimal current assets and are insolvent as of the date of this report, we will not be able to continue our business without some combination of additional capital and revenue from suitability testing.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We issued a total of 811,580 shares of common stock, par value $.001 (the "Common Stock") in the quarter ended June 30, 2005, including (i) 150,000 shares issued to Robert L. Watson in April 2005 in connection with consulting services, which shares were issued at a value of $.80 per share and which transaction was exempt from the registration requirements of

Section 4(2) of the Securities Act of 1933 (the "Act"), (ii) 211,539 shares issued in May 2005 to "accredited investors," as that term is defined in Regulation D promulgated under the Act for a cash consideration of $.52 per share, which transaction was exempt from the registration requirements of
Section 4(2) of the Act, (iii) 213,298 shares to William P. Ruffa in connection with legal services rendered by Ruffa & Ruffa from August 2004 to April 2005, which shares were issued at a value of $.83 per share and which transaction was registered on Form S-8 promulgated under the Act, (iv) 221,256 shares to Bruce
H. Haglund, the Chairman of the Company, in connection with legal services rendered by Gibson, Haglund & Paulsen from August 2004 to April 2005, which shares were issued at a value of $.83 per share and which transaction was registered on Form S-8 promulgated under the Act, and (v) 15,487 shares to Robert L. Watson in June 2005 in connection with the conclusion of Mr. Watson's consulting services. The Company agreed to issue the 15,487 shares to Mr. Watson as payment for the remaining $17,500 due him for his services.

     The proceeds from the sale of the shares of Common Stock were used to pay a portion of the $250,000 license fee due Encapsulation Systems, Inc. in June 2005.

     In connection with the consulting services rendered by Robert L. Watson, the Company also issued Mr. Watson common stock purchase warrants enabling him to purchase 100,000 shares of Common Stock at $1.33 per share. The warrants expire on September 30, 2007, and the Company has agreed to register the shares underlying the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     During the quarter ended June 30, 2005, the Company borrowed a total of $425,000 from a company that is a stockholder of the Company. The borrowings during the quarter mature June 30, 2007 and bear interest at the rate of 8% per annum, with principal and interest payable at maturity.

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

10.39 (8)        Registration Rights Agreement between Dermisonics, Inc. and Kenneth Hovden dated November 16, 2004.

10.40 (9)        8% Convertible Debenture issued to Osborn International Partners, Ltd. dated
                 March 14, 2005.

21.1 (1)         Subsidiaries of the Registrant.

31.1 (8)         Certification of Acting Chief Executive Officer and Acting Chief Financial
                 Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (8)         Certification of Acting Chief Executive Officer and Acting Chief Financial
                 Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002, 18 U.S.C. Section 1350.

_______________________

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

                                   SECOND STAGE VENTURES, INC.

Date: August 22, 2005                   By: /s/ Bruce H. Haglund
                                           -------------------------------------
                                        Bruce H. Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer