Form 10KSB
period 2005-09-30
Dermisonics, Inc
filed 2006-01-18
CIK 1127470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-
                  For the fiscal year ended September 30, 2005

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
           For the transition period from ___________ to _____________

                        Commission file number: 00-32903

                                DERMISONICS, INC.
                 (Name of small business issuer in its charter)

                     Nevada                         98-0233859
                     ------                         ----------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

Four Tower Bridge, 200 Barr Harbor Drive,
West Conshohocken, Pennsylvania                                  19428-2977
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number, including area code:      610-941-2780

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

State  the  issuer's  revenues  for  its  most  recent  fiscal  year:       $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $21,310,958 as of January 13, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,567,256 as of January 13, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional  Small  Business  Disclosure  Format  (Check  one):     Yes   X  No
                                                                 ---      ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW.

     On July 28, 2004, Dermisonics, Inc. (formerly Second Stage Ventures, Inc.) entered into an Asset Purchase Agreement (the "Purchase Agreement") with Encapsulation Systems, Inc. and its wholly owned subsidiary, Echo RX, Inc. (collectively, "ESI"), pursuant to which we acquired certain intellectual property encompassing patents pending filed with the United States Patent and Trademark Office and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch.

     Also on July 28, 2004, we sold certain assets relating to our easytrivia.com business to a former director of the Company who developed that business concept.

ASSET PURCHASE.

     Pursuant to the Purchase Agreement, we acquired from ESI all of its right, title and interest in and to all intellectual property relating to a device and process allowing for the non-invasive delivery of large molecule drugs through a proprietary transdermal patch. These assets comprise patents pending filed with the United States Patent and Trademark Office and several other jurisdictions, including the European Community, and other proprietary technology and information (the "Intellectual Property"). On June 21, 2005, a patent for substance delivery device (Patent No. US 6,908,448 B2) was issued on one of the patents pending we acquired from ESI. We paid an aggregate purchase price for the Intellectual Property of $19,448,594 payable as follows:

     - $2,500,000 in cash, $500,000 of which was payable during the 2004 calendar year, $1,000,000 of which was payable in four installments during the 2005 calendar year, and $1,000,000 of which is payable in four installments during the 2006 calendar year, all evidenced by a promissory note in the principal amount of $1,826,734, bearing no stated interest but using an imputed interest rate of 6.25%;
     - assumption of an ESI note payable in the principal amount of $81,860, payable with interest at the rate of 16.25% in equal monthly installments of $2,714;
     - the issuance of 12,000,000 shares of our common stock (the "ESI Shares") having an aggregate value of $17,040,000 (based upon the closing price of our common stock on the Over-the-Counter Bulletin Board on the closing date); and
     - the payment of an annual royalty equal to 2.5% of gross revenues derived from the Intellectual Property to be paid for the life of all related patents, and any allowable regulatory extensions, or for 20 years, whichever is longer.

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

     The promissory note we executed in favor of ESI provides that we pay an aggregate of $2,000,000 in eight equal installments over two years (the "ESI Note"). As of the date of this report, we have paid $1,000,000 on the ESI Note. In the event of a default under the ESI Note, the entire amount then owing will become due and payable immediately, together with all costs incurred by ESI and reasonable attorneys' fee. The following constitute events of default under the
Note: (i) if we fail to make any payment due within 30 days after the date on which we receive notice of such failure, (ii) if we fail to observe and perform any of the covenants or agreements on its part to be observed or performed under the ESI Note or the Security Agreement (described below), (iii) if we default under the terms of the Security Agreement, or (iv) if we take steps that evince bankruptcy or liquidation.

     In order to fund the initial amount we were required to pay required under the Purchase Agreement, we borrowed the principal sum of $500,000 from Gary M. Scott evidenced by a promissory note dated June 30, 2004 bearing interest at the rate of 10% per annum, payable in full, with interest, on the earlier of the date on which we closed the acquisition of the Intellectual Property or July 31, 2004. By amendment dated as of July 28, 2004, Mr. Scott agreed to extend the time in which to repay the note until September 15, 2004, in consideration of a payment of $50,000. Mr. Scott agreed to further extend the time in which to repay the amount due under this promissory note through December 17, 2004. In consideration of granting the extension the Company agreed to pay a total of $100,000 in extension fees and accrued interest and default interest after December 1, 2004 of $605 per day until the promissory note is paid in full. On September 22, 2005, we entered into an Agreement and Mutual Release with Mr. Scott, paying him $653,880 (the $500,000 outstanding loan principal, $71,175 in loan extension fees, and $82,705 in accrued interest through September 22,
2005). Pursuant to the Agreement and Mutual Release, we agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December
2005) and release each other from any legal claims against one another.

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

     As further provided under the Purchase Agreement, we entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. The terms of Mr. Redding's employment agreement are described under "Item 10. Executive Compensation -Executive Compensation."

     As an adjunct to the Order and at the direction of the Bankruptcy Court, we entered into a stipulation with ReactMed, Incorporated and ESI (the "Stipulation"), which was the result of an objection by ReactMed to the sale of the Intellectual Property that would affect its rights under an agreement between ESI and ReactMed. Pursuant to the Stipulation, the parties agreed that ESI was in default under a joint development and license agreement with ReactMed (the "ReactMed Agreement") in which ESI (i) agreed to jointly develop the Intellectual Property with ReactMed for the purpose of commercializing the Intellectual Property for certain military and Homeland defense uses, and (ii) granted a license to ReactMed to sell products based upon the Intellectual
Property within the such area.   In the Stipulation, we agreed to assume some of
ESI's obligations under the ReactMed Agreement, including, providing ReactMed with technical assistance in connection with its development of the Intellectual Property as provided in the ReactMed Agreement, providing ReactMed with a sample of our transducer array and certain other equipment specified under the ReactMed Agreement for the purpose of testing components of the Intellectual Property, and extending the term of ReactMed's license to sell the specified products under such agreement to April 30, 2005. ESI also agreed to transfer to ReactMed a number of the shares of our common stock it received under the Purchase Agreement equal to $150,000 (151,617 shares) and pay ReactMed $25,000. In December 2004, we agreed with ESI to pay $8,750 of the cash payment due ReactMed and to issue 75,807 shares of our common stock to ESI, an amount equal to half of the shares ESI transferred to ReactMed. See "Item 5. Market for Common Equity and Related Stockholder Matters-Recent Sales of Unregistered Securities-Common Stock."

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

     What our Technology Does.

     Our technology utilizes a transdermal patch with an attached ultrasonic device that we expect will overcome the limitations of passive patch technology. The device is designed to generate ultrasonic transmissions of variable intensity and frequency that are transmitted through a modified transdermal patch. In theory, the ultrasound will dilate the skin's pores, which allows for the delivery of pharmaceutical compounds composed of large molecules and is expected to increase the absorption of the drug through the skin. The device will be programmable to deliver a prescribed amount of active pharmaceutical agents on a programmed drug delivery regimen that can be customized for each patient. The projected portability of this drug delivery system, in contrast to other clinical systems employing ultrasound devices that are fixed in place, can improve the quality of life for many patients with chronic diseases. Moreover, we have designed the system to be programmable, which will provide more flexibility and control over an individual patient's dosing needs.

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

     We have not yet fabricated a device incorporating the miniaturized technology that we propose to utilize in the product we expect to submit to the FDA for approval. Management believes that the miniaturized hardware, circuitry and power source (battery) we will require to produce a comfortable, wearable, and effective device as described in our patent applications is commercially available. Accordingly, once the efficacy of the theories underlying our technology is proven to our satisfaction, we believe that we will be able to employ off-the-shelf components in the development of a final product.

     The hardware elements we will seek to incorporate into our transdermal drug delivery device encompass an ultrasonic applicator, a flat transducer, and a modified patch.

     The ultrasonic applicator will consist of a device that generates ultrasonic transmissions and a keypad to operate and control the dosage level and frequency. The dose controller will contain a miniature battery and circuitry that precisely control the rate, dosage, and pattern of drug delivery through the skin. The user or his physician will be able to program the unit to provide for multiple dosage levels so that, for example, in the case of diabetics, the device could be programmed to deliver additional insulin during mealtime. A large display will provide a message center that will allow the wearer to see existing device settings and reprogram the device as necessary and prescribed by his physician. The patient or his physician will be able to program the unit manually, but the device will be fitted with a radio frequency receiver, which will allow for radio signals to be received from a remote sensor device to automatically adjust the device to the patient's needs in real time, minimizing patient interaction.

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

     We expect that our transdermal drug delivery system will employ either a traditional flexible patch design or a proprietary two-part system called the Medi-Cap (TM). The Medi-Cap(TM) transdermal drug delivery system has been designed to use a two-part modified transdermal patch consisting of a patch cap (into which the medicated patch is placed) and the transducer coupler that contains the transducer array. The patch cap will store the pharmaceutical preparation and connect to the transducer coupler to complete the system. It will be removable and disposable.

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

     We believe the key clinical advantages of our drug delivery technology will be:

          - Contro llable Dosing- Enables accurate control over dosage and duration of delivery - drugs can be delivered fast or slow, in a single d ose or in several doses over time at selected intervals.
          - Programmable - Electronic controllers can be programmed to handle a wide variety of drug delivery dosage profiles with or without manual adjustment.
          - Non-invasive and comfortable - Achieves comparable results to injections and intravenous administrations without the pain, and therefore the anxiety, associated with those methods. This feature is particularly important for children.
          - Consistent and reliable results- Enables highly controlled delivery of intended doses systemically or a specified target area, producing predictable results.
          - Broadly applicable - Potentially useful for delivery of a wide range of drugs.
          - Verifiable - Our systems are capable of automatically capturing and storing information regarding the exact time and dosage of drug delivered. This information can be used in disease management to verify that patients comply with drug therapy regimens.

     We believe our active transdermal drug delivery will overcome the limitations of traditional, passive transdermal delivery systems, such as patches or creams, that are slow to take effect, difficult to control, and useful for only a limited number of drugs with small molecular structures.

Spin-Off Applications.

     During 2005, we developed two additional applications based on the technology we acquired from ESI for which we have filed two provisional patents. One of the new applications is designed to deliver cosmetic formulations to the surface of the skin. The other application is designed to deliver antiseptic solutions to cuts, abrasions, and wounds. We are in the early stages of developing prototypes for these two applications and developing business plans for commercializing products that deliver cosmetics and antiseptics via our transdermal delivery technology.

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

     We have not completed our market research for the cosmetics and antiseptic devices that are in early stages of development.

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

     The market for our ultrasonic drug delivery system extends to all pharmaceutical companies that manufacture drugs that otherwise would be subject to delivery by way of a transdermal patch but which cannot be delivered in such fashion because the molecules comprising the formulation are too large for existing transdermal technology. Our technology can provide a means of extending the life cycle of drugs that cost many millions of dollars to develop, test and bring to market. It also may provide a means to deliver new biopharmaceuticals and other drugs comprised of macromolecular proteins and peptides that are not subject to delivery by passive transdermal technology. Management estimates that there are approximately 175 existing pharmaceutical compounds that cannot be effectively delivered through the pores of the skin using conventionally available transdermal technology due to their large molecular size but which could be capable of being delivered by our transdermal system, and our research and business development efforts are geared towards quantifying the opportunities and moving forward with the most promising of them. We expect this number to increase as pharmaceutical companies continue to develop new drugs.

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

     To achieve our objectives, we plan to implement the following business strategy:

          - Use our technology to create products that improve therapy, thereby improving drug efficacy, while limiting side effects, reducing patient discomfort and inconvenience, which will improve compliance and lowering healthcare costs.
          - Focus on applying our technology to a broad range of macromolecular pharmaceutical compounds that have not been subject to delivery by way of passive transdermal technology.
          - Select FDA-approved drugs in order to reduce the development risk and costs of our products.
          - Seek to develop and enter collaborative and marketing arrangements with leaders in specific therapeutic areas that can provide established, significant market access as well as finance late stage clinical trials. We will expect our partners to handle sales, marketing and distribution.
          - Focus on areas where we believe the United States market potential is large and well established and where we believe we can materially increase, or even create, the market. For this reason, we have elected to focus on the market for insulin delivery to diabetics.

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

     We are in the early stages of developing our business plans for the cosmetic and antiseptic delivery devices; however, it is anticipated that we will seek to license those technologies also to cosmetics and antiseptic manufacturers.

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

     Substantial additional research and development efforts are required to complete the development of the device prior to submission to the FDA for approval. These activities will consist of, among other things, conducting extensive additional animal and human trials and developing a prototype of the device that we hope to commercialize. We cannot estimate the time required for completion these activities or when we will submit a device to the FDA to commence the approval process. We cannot assure that we will ever develop a product that is approved for commercial distribution.

     We have also increased our research and development activities related to devices to deliver cosmetics and antiseptics. These products may also require similar FDA applications and approvals.

GOVERNMENT REGULATION.

     Our proposed drug delivery system constitutes a "medical device" as defined by the FDA and is subject to extensive regulation by the FDA and other regulatory bodies. In nearly all cases, medical devices distributed in the United States require either a 510(k) clearance or pre-market approval ("PMA") from the FDA. Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Quality System Regulations ("QSRs"), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require pre-market review and clearance by the FDA through the 510(k) Pre-market Notification process described below. Class II devices are subject to General Controls, as well as pre-market demonstration of adherence to certain performance standards or other special controls as specified by the FDA. Pre-market review and clearance by the FDA is accomplished through the 510(k) Pre-market Notification procedure. In the 510(k) Pre-market Notification procedure, the manufacturer submits appropriate information to the FDA in a Pre-market Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another similar commercially available device subsequently cleared through the 510(k) Pre-market Notification process, it will grant clearance to commercially market the device. It generally takes three to six months from the date of submission to obtain clearance of a 510(k) Pre-market Notification submission, but the process may take longer. If the FDA determines that the device, or its "labeled" intended use, is not "substantially equivalent," the FDA will automatically place the device into Class III.

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

PATENTS AND PROPRIETARY RIGHTS.

     We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We attempt to protect our proprietary technologies through patents and intellectual property positions. Patent applications covering ten of the key elements of our technology have been filed in the United States and internationally, including the European Community and China. In addition, the inventors of the Intellectual Property claim 57 new inventive concepts that may be subject to patent protection.

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

     On June 21, 2005, a patent for substance delivery device (Patent No. US 6,908,448 B2) was issued on one of the patents pending we acquired from ESI.

EMPLOYEES.

     Upon the closing of the Purchase Agreement, the officers and directors of the Company resigned and Bruce H. Haglund was appointed to serve as the sole director of the Company until funding had been received. No other directors have been elected as of the date of this report. The Company entered into an three-year employment agreement with Bruce K. Redding on July 29, 2004. The terms of Mr. Redding's employment agreement are described under "Item 10. Executive Compensation-Executive Compensation." As of the date of this report, the Company has no full-time employees other than Mr. Redding.

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

     We cannot be certain that the FDA will approve our product for public use. If the FDA does not approve our product for public use or if we otherwise fail to comply with FDA regulations, you could lose the entire amount of your investment in the Company.

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

BECAUSE WE WILL NOT PAY CASH DIVIDENDS, STOCKHOLDERS WILL ONLY BENEFIT FROM OWNING COMMON STOCK IF IT APPRECIATES.

     We have never paid cash dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

     We lease office space at Four Tower Bridge, 200 Barr Harbor Drive, West Conshohocken, Pennsylvania 19428-2977 on an "as needed" basis. We have leased on a month-to-month basis since October 2004 at monthly rent of $275. This temporary arrangement is not adequate for our requirements.

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

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 25, 2005, the holders of an aggregate of 26,138,583shares of our common stock, par value $.01 per share (the "common stock"), of the Company, representing approximately 67% of the total shares entitled to vote on the matter as of the record date of January 24, 2005, consented in writing without a meeting to the amend the Company's Articles of Incorporation to increase the authorized shares of common stock to 100,000,000 and to reduce the par value to $.001 per share.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the OTC Bulletin Board on October 25, 2003. The stock currently trades under the symbol DMSI.OB. The prices set forth below reflect the quarterly high and low closing sales prices for shares of common stock since the Company's stock commenced trading as reported by Yahoo. The prices set forth in the table have been adjusted to reflect a 2-for-1 stock dividend on December 31, 2003 and a 3-for-2 stock dividend on January 19, 2005. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

-------------------------------------------------
                                     CLOSING BID

                                     HIGH    LOW
-----------------------------------  -----  -----
     Fiscal 2005
-----------------------------------  -----  -----
     July 1 - September 30, 2005     1.20    .85
     April 1 - June 30, 2005         1.32    .80
     January 1 - March 31, 2005      1.60    .97
     October 1 - December 31, 2004   1.80   1.47

-----------------------------------  -----  -----
     Fiscal 2004
-----------------------------------  -----  -----
     July 1 - September 30, 2004     1.48    .93
     April 1 - June 30, 2004         1.39    .88
     January 1 - March 31, 2004      1.68    .68
     October 1 - December 31, 2003    .34    .34

-------------------------------------------------

     As of January 7, 2005, we had approximately 100 record holders of our common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

     The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended September 30, 2005, we made the following sales of equity securities which were not registered under the Securities Act of 1933, as amended (all share and warrant amounts and all share conversion and warrant exercise prices have been adjusted to reflect the 3-for-2 stock dividend on January 19, 2005):

ISSUANCES PURSUANT TO SECTION 4(2) UNDER THE SECURITIES ACT OF 1933. The following restricted securities were issued pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by
Section 4(2) thereof:

Debentures

     We issued one-year Convertible Debentures in the aggregate principal amount of $232,827 (the "Debentures") to five accredited investors during the period from November 4, 2004 to March 14, 2005. The Debentures bear interest at 8% per annum (payable at maturity) and were originally convertible into shares of common stock at the lesser of $.90 or 60% of the five-day average trading price after the daily trading volume exceeded 100,000 shares for 10 consecutive trading days (the "Conversion Reset Price"). On June 6, 2005, the Conversion Reset Price was triggered and the Debentures became convertible at $.60 per share. In January 2006, we agreed with the five Debenture holders to reduce the conversion price to $.40 per share in consideration of their agreement to extend the maturity on their Debentures for six months. Set forth below, opposite the name of each Debenture holder, are the principal amount, issue date, and extended maturity date of the Debentures.

          Debenture Holder       Principal Amount   Issue Date  Maturity Date
          ---------------------  -----------------  ----------  -------------
          Victor Fein            $       25,000.00     11/4/04         5/4/06
          Alan Fein              $       32,826.96    11/17/04        5/14/06
          Hyman Fein             $       25,000.00    12/13/04        6/13/06
          Shalom Maidenbaum      $       50,000.00    12/22/04        6/22/06
          Osborn Partners        $      100,000.00     3/14/05        9/14/06
            International, Ltd.


Warrants

     On October 20, 2004, we issued Current Capital Corp. warrants to purchase 300,752 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2006 as partial consideration pursuant to a consulting agreement previously filed with the SEC under which Current Capital agreed to provide financial and investor public relations services and related matters in Canada. The warrants are fully vested.

     On December 3, 2004, we issued Gary M. Scott warrants to purchase 3,609,023 shares of common stock at an exercise price of $1.33 per share, exercisable through December 31, 2007. Of these warrants, 150,376 warrants were issued pursuant to the terms of an agreement whereby Mr. Scott agreed to extend the due date of a loan to the Company in the principal amount of $500,000 and 3,458,647 warrants were issued pursuant to the terms of a consulting agreement previously filed with the SEC. The warrants are fully vested.

     On December 3, 2004, the Company issued Adil Saleh warrants to purchase 225,564 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007 pursuant to a consulting agreement previously filed with the SEC. The warrants are fully vested. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Act-Business Advisory Council."

     On January 17, 2005, the Company issued Georg Hochwimmer warrants to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through December 31, 2007 pursuant to a consulting agreement previously filed with the SEC. One hundred fifty thousand of the warrants are vested as of the date of this report; the remaining 75,000 warrants vest on January 31, 2006.

See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Act-Business Advisory Council."

     On April 13, 2005, we issued Robert L Watson warrants to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007. The warrants were subject to a vesting schedule; however, pursuant to a termination agreement with Mr. Watson on June 30, 2005, we agreed to vest 100,000 of the warrants and cancel the remaining 125,000 warrants. See " - Common Stock" below.

     On October 5, 2005, we issued Trilogy Capital Partners, Inc. ("Trilogy") warrants to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement previously filed with the SEC under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrants are fully vested.

Common Stock

     On October 18, 2004, the Company issued to Ananda Capital Partners, Inc. ("Ananda") 150,000 shares of common stock pursuant to a consulting agreement previously filed with the SEC under which Ananda agreed to provide financial and investor public relations service and related matters in the United States.

     On October 18, 2004, we issued to DD Investment 600,000 shares of common stock pursuant to a consulting agreement previously filed with the SEC under which DD Investment agreed to provide consulting services in connection with financial and investor public relations and related matters in Germany. A copy of the agreement previously has been filed with the SEC.

     On December 4, 2004, we agreed to issue to ESI shares of common stock equal to half of the shares ESI transferred to ReactMed in connection with the Asset Purchase. Consequently, we issued 75,807 shares of our common stock to ESI on February 2, 2005, which amount was equal to half of the shares ESI transferred to ReactMed. See "Item 1. Description of Business-Asset Purchase."

     On March 30, 2005, the Company issued 288,462 shares of our common stock to Michael Stock, an accredited investor, at a price of $.52 per share for total consideration of $150,000.

     On April 13, 2005, we issued 150,000 shares of common stock to Robert L. Watson at a value of $127,500 pursuant to a consulting agreement previously filed with the SEC under which Mr. Watson agreed to provide management consulting services. On June 30, 2005, we entered into a termination letter with Mr. Watson whereby we agreed to pay him $27,500 owed to him pursuant to his consulting agreement. The $27,500 owed was settled by paying Mr. Watson $10,000 in cash in August 2005 and issuing him 15,487 shares of common stock valued at $17,500. Pursuant to the termination letter we agreed to vest 100,000 of 225,000 warrants originally issued. See " - Warrants" above.

     On May 2, 2005, we issued common stock at a price of $.52 per share to Hyman Fein (48,077 shares for total consideration of $25,000)) and Victor Fein (163,462 shares for total consideration of $85,000), both accredited investors and Debenture holders.

     On September 7, 2005, we entered into a letter agreement amending the terms of Mr. Redding's employment agreement. We also agreed to issue 250,000 shares of common stock as an incentive bonus at such time as the Company received approval to conduct its second human pilot trial on the Technology from an investigative review board, which approval was received in November 2005. These shares have been included in our calculation of shares of common stock outstanding as of the date of this report. See "Executive Compensation-Employment Agreements with Management." See also " - Issuances Pursuant to Form S-8 under the Securities Act of 1933" below.

     On September 27, 2005, we issued 11,765 shares of common stock to The van de Kamp Group at a value of $10,000 ($.85 per share) for consulting services to the Company.

Common Stock and Warrants

     On October 18, 2004, we issued to BX Inc. ("BX") 1,425,000 shares of common stock and warrants to purchase 714,286 shares of common stock at an exercise price of $1.33 per share exercisable through September 30, 2006 pursuant to an agreement under which it agreed to compensate BX for services rendered with respect to the acquisition by the Company of the Intellectual Property. A copy of the agreement previously has been filed with the SEC.

     On October 18, 2004, the Company issued to Integrated Inventions (Canada) Inc. ("III") 1,090,833 shares of common stock and warrants to purchase 546,784 shares of common stock at an exercise price of $1.33 per share exercisable through September 30, 2006 pursuant to an agreement under which it agreed to compensate III for services rendered with respect to the acquisition by the Company of the Intellectual Property and reimburse it for expenses incurred in connection with such acquisition. A copy of the agreement previously has been filed with the SEC.

     On February 2, 2005, we issued 416,667 shares of common stock to Integrated Inventions (Canada) Inc. ("III") and warrants to purchase 208,333 shares of common stock at an exercise price of $1.33 per share exercisable through December 31, 2007 in consideration for the forgiveness of $375,000 of indebtedness of the Company to III.

Convertible Notes and Warrants

     On November 16, 2004, we issued a convertible promissory note to Kenneth Hovden, an accredited investor. The note is in the principal amount of $25,000, bears interest at the rate of 8% per annum, and is convertible into shares of common stock at $.82 per share. The note matured on September 30, 2005 and remains unpaid as of the date of this report. In connection with the note, we issued Mr. Hovden warrants to purchase 15,283 shares of common stock at an exercise price of $1.33 per share. The warrants expired on October 31, 2005.

     On December 21, 2005, we issued two-year Convertible Notes in the aggregate principal amount of $130,000 to four persons who are not "U.S. Persons" as that term is defined in Regulation S under the Securities Act of 1933. These notes bear interest at 12% per annum (payable on the first anniversary of the notes and at maturity) and are convertible into shares of common stock at the lesser of $1.00 or 80% of the 10-day average closing price immediately prior to conversion. We also issued each of the lenders a warrant exercisable at $1.00 per share and expiring on December 21, 2007. Set forth below, opposite the name of each lender, are the principal amount of the notes and the number of warrants issued.

          Note Holder           Principal Amount   Warrants
          --------------------  -----------------  --------
          James Ladner          $       50,000.00    75,000
          Marguerite Ladner     $       20,000.00    30,000
          John Varghese         $       10,000.00    15,000
          Parmino Finance Ltd.  $       50,000.00    75,000

     In connection with these notes, the Company also issued James Ladner a warrant to purchase 12,000 shares at an exercise price of $1.00 per share expiring on December 21, 2008. All of the warrants issued in connection with these notes are fully vested upon issuance.

Convertible Notes

     On August 29, 2005, the Company borrowed $784,501 from VEM Aktienbank AG, an investment bank in Munich, Germany ("VEM"). In consideration of the loan, the Company issued two convertible promissory notes in favor of VEM. The promissory notes mature two years from the date of issuance and bear interest at the rate of 10% per annum (payable at maturity). The notes are convertible into shares of common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided however, that the Company is not required to issue more than 1,389,474 shares upon the conversion of the total amount due under both of the notes.

     On December 8, 2005, the Company borrowed an additional $296,579 from VEM and issued two additional convertible promissory notes in favor of VEM. The promissory notes mature two years from the date of issuance and bear interest at the rate of 10% per annum (payable at maturity). The notes are convertible into shares of common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided however, that the Company is not required to issue more than 631,579 shares upon the conversion of the total amount due under both of these notes.

ISSUANCES PURSUANT TO FORM S-8 UNDER THE SECURITIES ACT OF 1933. The following securities were issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933, as amended:

     On May 26, 2005, we issued shares of common stock at $.83 per share to Ruffa & Ruffa (213,298 shares of common stock for total consideration of $177,037.77) and Gibson, Haglund & Paulsen (221,256 shares of common stock for total consideration of $183,642.42) for legal services rendered by such law firms. See "Item 12. Certain Relationships and Related Transactions."

     On September 7, 2005, Mr. Redding agreed to accept shares of common stock to be registered on Form S-8 in forgiveness of unpaid salary due him. As of the date of this report we have agreed to issue Mr. Redding 152,135 shares of common stock in forgiveness of $132,292 unpaid salary through December 31, 2005. The Form S-8 has not been filed, but we have included these shares in calculating our shares of common stock outstanding as of the date of this report.

     On November 3, 2005, we agreed to issue 20,000 shares of common stock for additional consulting services by The van de Kamp Goup pursuant to a registration statement on Form S-8. The Form S-8 has not been filed, but we have included these shares in calculating our shares of common stock outstanding as of the date of this report.

     On December 7, 2005, we agreed to issue 275,000 shares of common stock to Robert Trainor pursuant to a registration statement on Form S-8 in consideration for consulting services to be rendered in Europe over a 12-month period. The Form S-8 has not been filed, but we have included these shares in calculating our shares of common stock outstanding as of the date of this report.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB.

Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to Item I of this Form 10-KSB, "Item 1. Description of Business-Risk Factors" and "Cautionary Notice Regarding Forward Looking Statements."

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

     Management anticipates that the Company will generate the preponderance of its revenues from licenses and accompanying royalty streams. During the next 12 months the Company will seek to negotiate with drug and cosmetic manufacturers that have the potential to reach the market quickly for pharmaceutical preparations that would be favorably received by physicians and patients and cosmetic formulations to be applied using our proprietary applicator under development. We intend to target pharmaceutical companies that manufacture formulations which not only are subject to delivery utilizing our transdermal systems but which already are FDA approved and widely distributed. See "Item 1. Description of Business -Business Strategy-License and Royalty Fees."

     To achieve our business plans for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of debt and/or equity securities. During the year ended September 30, 2005, we raised limited amounts of capital through the sale of common stock, debentures, and convertible notes; however, these funds were use primarily to fund payments on the ESI Note, to repay the promissory note to Gary Scott, pay legal fees, fund limited research and development, and for other general and administration costs. See "Item 12. Certain Relationships and Related Transactions." We have limited cash to fund our operations at this time, so we plan to offer convertible debt and/or common stock in a private placement during the first quarter of 2006 to raise minimum proceeds of $2,500,000. We believe the proceeds from such a private placement, together with revenues from suitability testing, will enable us to repay existing obligations, meet current contingencies, and fund expanded operations. Because we have no current assets and are insolvent as of the date of this report, we will not be able to continue our business without some combination of additional capital and revenue from suitability testing.

     We have identified facilities that include office and existing laboratory space that will be sufficient for the next 12 months of our anticipated operations, without the need for significant expenditures on plant or equipment. We also anticipate hiring a minimum of five new employees during the next 12 months to enable us to continue research and development of our Intellectual Property, perform suitability testing for pharmaceutical companies, and pursue license opportunities with potential strategic partners.

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

     During the next 12 months we plan to conduct extensive additional animal and human trials and develop prototypes of the devices we hope to commercialize. See "Item 1. Description of Business-Research and Development Activities."

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

     SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

     SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

     SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

     Financial Accounting Standards Board Interpretation ("FIN") No. 46(R) revised FIN No. 46, Consolidation of Variable Interest Entities, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46(R) did not have any impact on the Company's financial statements.

     The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

     The EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 became effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have
                       ------------ ----
an  impact  on  diluted  earnings  (loss)  per  share  of  the  Company.

OFF-BALANCE SHEET ARRANGEMENTS.

     None.

ITEM  7.  FINANCIAL  STATEMENTS

     The Company submits with this report the financial statements and related information listed in the Index to Financial Statements on page F-1 following this report's signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our interim Chief Executive Officer and interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our interim Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS.

     The following table sets forth certain information about our directors and executive officers as of January 17, 2006:

------------------------------------------------------------------------------
                                                               Year First
                                                          Became a Director or
Name                            Position            Age    Executive Officer
---------------------  ---------------------------  ----  --------------------


Bruce H. Haglund       Chairman and Director        __54                  2004

---------------------  ---------------------------  ----  --------------------

Bruce K. Redding, Jr.  Executive Vice President of  __53                  2004
                       Licensing and Corporate
                       Strategy
------------------------------------------------------------------------------


     Bruce H. Haglund has served as the Chairman of the Company and its interim Chief Executive Officer and interim Chief Financial Officer since August 6, 2004. Mr. Haglund has practiced law in Orange County, California since 1980. From May 2003 to August 2004, Mr. Haglund was employed as Executive Vice President and General Counsel of Veterinary Pet Services, Inc. In August 2004, Mr. Haglund returned to the private practice of law with Gibson, Haglund & Paulsen in Irvine, California. Mr. Haglund will serve as the interim Chief Executive Officer of the Company until the Company completes its search for a full-time Chief Executive Officer with pharmaceutical industry experience. See "Item 12. Certain Relationships and Related Transactions."

     Bruce K. Redding, Jr. joined the Company as Vice President of Licensing and Corporate Strategy on July 9, 2004. Mr. Redding has been the Chief Executive Officer of Encapsulation Systems, Inc. ("ESI") since its founding in 1988 and has been employed by ESI full-time since 1994. See "Item 12. Certain Relationships and Related Transactions."

BUSINESS ADVISORY COUNCIL

     In December 2004, the Company established a Business Advisory Council (the "Council") the members of which may be called upon to provide guidance with respect to the organization and structure of the Company, business strategy, product development, product distribution, financing and other matters of importance to the Board of Directors and management. The Company appointed Gary Scott as the Chairman of the Council in October 2004; however, he resigned from his position in September 2005. See "Item 12. Certain Relationships and Related Transactions." Adil Saleh and Georg Hochwimmer serve as members of the Council. See "Item 5. Market for Common Equity and Related Stockholder Matters-Recent Sales of Unregistered Securities-Warrants." The Board of Directors will consider adding members to the Council when a full Board of Directors is seated, at which time the board expects to consider compensation to be paid to such persons.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended September 30, 2005, Mr. Haglund was required to file reports under
Section 16(a). Mr. Haglund filed a Form 4 reporting the issuance of 221,256 shares to him in connection with legal services provided to the Company by his law firm. See "Item 12. Certain Relationships and Related Transactions."

CODE OF CONDUCT AND ETHICS

     As yet, we have not adopted a code of conduct and ethics that would apply to our directors, officers and employees. We expect to adopt such a code at such time as we appoint additional members to our Board of Directors and will post the code of conduct and ethics on our Web site.

ITEM 10.  EXECUTIVE COMPENSATION

DIRECTORS COMPENSATION.

     We currently have no provision for compensating or reimbursing directors. We expect to adopt such a policy at such time as we appoint additional members to our Board of Directors.

EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officer having annual compensation in excess of $100,000 during the last fiscal year (the Named Executives) for the last three fiscal years.

---------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------
                                                                   Long Term Compensation
                                                       -----------------------------------------
                          Annual Compensation                   Awards               Payouts
                     --------------------------------  --------------------------  -------------
                                                       Restricted    Securities
Name and                                Other Annual      Stock      Underlying                     All Other
Principle             Salary    Bonus   Compensation    Award(s)    Options/SARs   LTIP Payouts   Compensation
Position       Year    ($)       ($)         ($)           ($)           (#)            ($)            ($)
-------------  ----  --------  -------  -------------  -----------  -------------  -------------  -------------
Bruce H.
Haglund,       2005       -0-      -0-            -0-          -0-            -0-            -0-            -0-
Chairman
(1)            2004       -0-      -0-            -0-          -0-            -0-            -0-            -0-
-------------  ----  --------  -------  -------------  -----------  -------------  -------------  -------------
Bruce K.
Redding,       2005   129,167      -0-            -0-          -0-            -0-            -0-
Vice                                                                                                        -0-
President (2)  2004    15,625   80,000            -0-          -0-            -0-            -0-
---------------------------------------------------------------------------------------------------------------

(1) Mr. Haglund joined the Company as its Chairman on August 6, 2004. Mr. Haglund receives no compensation for his service as an officer and director of the Company; however, Gibson, Haglund & Paulsen, a law firm in which Mr. Haglund is a principal, receives compensation for legal services provided to the Company. See "Item 12. Certain Relationships and Related Transactions."
(2) Mr. Redding joined the Company as its Executive Vice President of Licensing and Corporate Strategy on July 29, 2004. Mr. Redding is employed pursuant to the terms of an employment agreement and a subsequent letter agreement entered into on September 7, 2005 as described under "Item 10. Executive Compensation-Employment Agreements with Management." Although Mr. Redding was entitled to $15,625 in salary and $80,000 in bonus payments for the year ended September 30, 2004, the Company paid no compensation to him during that period. Mr. Redding received payment of the $80,000 bonus in September 2005. Although Mr. Redding was entitled to $129,167 in salary for the year ended September 30, 2005, the Company paid him $50,000 during that period. Pursuant to the terms of the amended Employment Agreement, the Company will issue shares of common stock as payment of the balance of accrued compensation owed to Mr. Redding equal to the amount owed times
     1.15. As of September 30, 2005, Mr. Redding was owed $94,792. As such, the Company issued 109,010 shares of common stock on September 30, 2005 as full repayment of the compensation owed to Mr. Redding on that date.

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

     On September 7, 2005, we entered into a letter agreement amending the terms of Mr. Redding's employment agreement. Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of $132,292 in unpaid salary due him through December 31, 2005. We also agreed to issue 250,000 shares of common stock as an incentive bonus at such time as the Company received approval to conduct its second human pilot trial on the Technology from an investigative review board, which approval was received in November 2005. We also agreed in the September 2005 letter agreement to renegotiate Mr. Redding's employment agreement; however, the Company and Mr. Redding have not discussed the terms further.

OPTION GRANTS IN THE LAST FISCAL YEAR

     We have not adopted any form of employee stock option or benefit plan.

FISCAL YEAR-END OPTION NUMBERS AND VALUES

     N/A

EQUITY COMPENSATION PLAN INFORMATION

     N/A

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of January 17, 2006 with respect to, unless otherwise noted, the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

     For the purpose of this table, the beneficial ownership of a person includes shares as to which that person has sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to common stock (i.e., the power to dispose of, or to direct the disposition of, a security) as well as shares that the person has the right to acquire within 60 days (such as upon conversion of convertible securities or exercise of warrants or options) as of January 17, 2006. For the purpose of calculating the ownership percentages for each person listed, we have considered to be outstanding both the total number shares actually outstanding on January 17, 2006 and the total number of shares that each such person (but not those of any other person) then had the right to acquire within 60 days.

     The table below includes shares of common stock registered in the name of Encapsulation Systems, Inc. ("ESI"). Bruce K. Redding, Jr., our Executive Vice President of Licensing and Corporate Strategy is the president, chief executive officer, a director, and the owner of approximately 73% of the capital stock of ESI. These shares are being held by a third party escrow agent subject to release only as follows:

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

     ESI is not be entitled to vote the ESI Shares held in escrow on any matters put to the Company's stockholders, except as to any proposed capital reorganization or reclassification with respect to the Company's equity securities, until they are release from escrow as described above. While the ESI Shares are held in escrow, the holders shall be entitled to participate in any dividends or distributions made by the Company to all holders of common stock and to any payment or distribution upon the liquidation or winding-up of the Company.

-----------------------------------------------------------------------------------
Name of                             Amount of             Percent of Outstanding
Beneficial Owner(1)                 Beneficial Ownership  Shares of Class Owned (2)
----------------------------------  --------------------  -------------------------
Encapsulation Systems, Inc.(3)                17,265,023                      42.2%
----------------------------------  --------------------  -------------------------
Trilogy Capital Partners, Inc. (4)             2,616,806                       5.9%
----------------------------------  --------------------  -------------------------
Bruce K. Redding, Jr. (5)                        402,135                       1.0%
----------------------------------  --------------------  -------------------------
Bruce H. Haglund                                 221,256                       0.5%
----------------------------------  --------------------  -------------------------
All officers and directors                       623,391                       1.5%
as a group (1 person)
-----------------------------------------------------------------------------------

(1) The address for each of the persons identified in the foregoing table is care of the Company.
(2)  Based on 41,567,256 shares outstanding on January 17, 2006.
(3) See the discussion above this chart regarding restrictions on ESI's voting on and disposition of its shares being held in escrow.
(4) Represents shares issuable to Trilogy upon exercise of presently exercisable common stock purchase warrants, exercisable at $.72 per share and expiring on September 30, 2008.
(5) Includes shares issuable to Mr. Redding based on an amendment of his employment agreement entered into on September 7, 2005. See "Item 10. Executive Compensation-Employment Agreements with Management." See the discussion above this chart regarding Mr. Redding's beneficial ownership of the ESI Shares. We have not included the ESI Shares in Mr. Redding's beneficial ownership because of the restrictions on voting and disposition of the ESI Shares, which are held in escrow.

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

     We are party to an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. Mr. Redding is the president, chief executive officer, principal stockholder and a director of ESI, the entity from which we acquired the Intellectual Property. The terms of Mr. Redding's employment agreement are described under "Item 10. Executive Compensation-Executive Compensation."

     ESI provides research and development services to the Company on a month-to-month basis. During the year ended September 30, 2005, we incurred a total of approximately $221,800 for such services. As of September 30, 2005, we owed ESI $34,728. Mr. Redding, our Executive Vice President, is ESI's president and largest shareholder; however he is a full-time employee of the Company.

     Gibson, Haglund & Paulsen, of which our Chairman, interim Chief Executive Officer, and interim Chief Financial officer is a principal, provides legal services to the Company. In the year ended September 30, 2005, Gibson, Haglund & Paulsen billed us $246,522, and we paid them $22,725 in cash and issued them 221,256 shares of common stock at a value of $183,642 ($.83 per share). As of September 30, 2005, we owed Gibson, Haglund & Paulsen $69,600.

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

     - To issue to Mr. Scott warrants to purchase up to 156,376 shares of common stock at a price of $1.33 per share, expiring on December 31, 2007, said warrants to be fully vested when issued (the "Extension Warrants").
     - To enter into a consulting agreement with Mr. Scott pursuant to which we retain Mr. Scott as an independent contractor to provide consulting services with respect to the organization and structure of the Company, business strategy, product development, and product distribution, and appoints Mr. Scott as the Chairman of our Company's Business Advisory Council (the "Consulting Agreement"). In consideration for providing such services, we granted to Mr. Scott warrants to purchase up to 3,458,647 shares of common stock at a price of $1.33 per share, expiring on December 31, 2007 (the "Consulting Warrants" and, collectively with the Extension Warrants, the "Scott Warrants").
     - To register the common stock underlying the Scott Warrants (the "Warrant Shares") for public resale under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the terms of a registration rights agreement (the "Registration Rights Agreement"). Under the Registration Rights Agreement, we are required to cause a registration statement registering the Warrant Shares (either by including such shares in registration statement it files with the SEC for its own benefit or in a separate registration statement). We will bear all costs incident to such registration and the parties have agreed to indemnify each other from and against any and all losses, damages, liabilities, settlements, judgments or costs arising out of or relating to any untrue or alleged untrue statement of a material fact contained in any registration statement or prospectus which includes the Warrant Shares or arising out of or relating to any omission or alleged omission of a material fact required to be stated in such documents or necessary to make the statements therein not misleading, except to the extent that such statements are based on information provided by a party.
     - To obtain directors' and officers' liability insurance on or as soon as practicable.

     On September 22, 2005, we entered into an Agreement and Mutual Release with the Mr. Scott, paying him $653,880 (the $500,000 outstanding loan principal, $71,175 in loan extension fees, and $82,705 in accrued interest through September 22, 2005). Pursuant to the Agreement and Mutual Release, we agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005) and release each other from any legal claims against one another.

ITEM 13.  EXHIBITS

Exhibit Number  Description                                                              Location Reference
--------------  -----------------------------------------------------------------------  ------------------

3.1             Articles of Incorporation                                                        1

3.2             Articles of Incorporation, as amended                                            1

3.3             First Amended and Restated Bylaws                                                1

4.1             Form of Subscription Agreement                                                   1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000                                                                 1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000                      1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000                             1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar                                                1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar                                                1

10.6 Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover                                 1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                           1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                                       1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                              1

10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       1

10.12           Modification Agreement dated February 6, 2001 by and


                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       1

10.13           Penny Web Inc. Terms and Conditions.                                             1

10.14           Click Agents Corp. Banner Placement Rules.                                       1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                                     2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                              2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       3

10.19           Agreement with AdDynamix dated October 29, 2002.                                 3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                                       4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                                   5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                                6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                               7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                               8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                           8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                                   8


10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                                    8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                                 8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                                      8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                                   8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                          9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                           9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                                    9

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                                10

10.33           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc. dated October 18, 2004.                  10

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                               10

10.36           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                             10

10.37           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                                 10

10.38           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                          10

10.39           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.                       10

10.40           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                         10

10.41           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                                   10


10.42           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                                   10

10.43           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                               10

10.45           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                              11

10.46           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                              11

10.47           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                           11

10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                          11

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                              11

10.50           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                           11

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                          11

10.52           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank  AG dated
                July 1, 2005                                                                    12

10.53           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.55           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.57           Promissory Note dated December 21, 2005 in favor of
                James Ladner                                                                    14

10.58           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner                                                               14

10.59           Promissory Note dated December 21, 2005 in favor of


                Parmino Finance, Ltd.                                                           14

10.60           Promissory Note dated December 21, 2005 in favor of
                John Vargheses                                                                  14

10.61           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner                                                                    14

10.62           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner                                                               14

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                            14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                                   14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner                                                                    14

10.66           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                                  13

10.67           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                            14

10.68           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce  K. Redding Jr. regarding
                Redding Employment Agreement                                                    14

10.69           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005                                        14

10.70           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein                                                         14

10.71           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein                                                           14

10.72           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein                                                          14

10.73           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum                                                   14

10.74           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                                   14

10.75           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer                                                                14


10.76           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group                                    14

10.77           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group

10.78           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005                                      14

10.79           Form of Berra Notes                                                             14

21.1            Subsidiaries of the Registrant.                                                  1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.                                              12

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.                      12

------------------------------------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

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

(11) Previously filed as an exhibit to the registrant's Current Report on Form 8-K as filed with the Commission on December 9, 2004

(12) Previously filed as an exhibit to the registrant's Form 8-K dated September 20, 2005.

(13) Previously filed as an exhibit to the registrant's Form 8-K dated October 12, 2005

(14)  Filed  herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fees

The following table presents for the fiscal years ending September 30, 2005 and 2004 under the heading:
     (1) "Audit Fees," the aggregate fees billed for professional services rendered by Peterson Sullivan PLLC for the audit of our annual financial statements and reviews of financial statements included in our Forms 10-QSB and for services that are normally provided by Peterson Sullivan PLLC in connection with our statutory and regulatory filings or engagements;

     (2) "Audit-Related Fees," the aggregate fees billed or assurance and related services by Peterson Sullivan PLLC that are reasonable related to the performance of the audit or review of our financial statements;

     (3) "Tax Fees," the aggregate fees billed for professional services rendered by Peterson Sullivan PLLC for tax compliance, tax advice, and tax planning.

--------------------------------------------------------------
                          Year Ended           Year Ended
                      September 30, 2005   September 30, 2004
Audit Fees 1          $            15,750  $            27,133
--------------------  -------------------  -------------------
Audit Related Fees 2  $             5,229  $                 0
--------------------  -------------------  -------------------
Tax Fees 3            $                 0  $             4,403
--------------------------------------------------------------

     (1) Includes primarily fees relating to the audit of the Company's annual financial statements and for reviews of the financial statements included in the Company's reports on Form 10-QSB.
     (2)  Includes fees for services related to the Purchase Agreement with ESI.
     (3)  Includes fees related to tax compliance, tax advice, and tax planning.

All  Other  Fees

     None.

Pre-Approval Policies and Procedures.

     The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company's principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2005.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By:  /s/  Bruce  Haglund
                                        -------------------
                                   Name:  Bruce  Haglund
                                   Title: Chairman, Principal Executive Officer and Principal Accounting Officer
                                   Dated:  January  17,  2006


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

------------------------------------------------------------------------------------------
Person                                    Capacity                              Date
------------------  ----------------------------------------------------  ----------------
/s/ Bruce Haglund   Chairman, Acting Principal Executive Officer, Acting  January 17, 2005
------------------  Principal Financial Officer and Acting Principal
Bruce Haglund       Accounting Officer

------------------------------------------------------------------------------------------

     ITEM 7. FINANCIAL STATEMENTS


                        Dermisonics, Inc. and Subsidiary
                          (A Development Stage Company)


                                TABLE OF CONTENTS

                                                                                      Page

Report of Independent Registered Public Accounting Firm                                 2

Consolidated Balance Sheet as of September 30, 2005                                     3

Consolidated Statements of Operations for Years Ended September 30, 2005 and 2004
and for the Period from September 1, 2000 (Date of Inception), to September 30, 2005    4

Consolidated Statements of Shareholders' Equity for Years Ended September 30, 2005
and 2004 and for the Period from September 1, 2000 (Date of Inception), to
September 30, 2005                                                                      5

Consolidated Statements of Cash Flows for Years Ended September 30, 2005
and 2004 and for the Period from September 1, 2000 (Date of Inception), to
September 30, 2005                                                                      6

Notes to Consolidated Financial Statements                                              7

[GRAPHIC OMITTED]
--------------------------------------------------------------------------------
          PETERSON SULLIVAN PLLC
--------------------------------------------------------------------------------

CERTIFIED PUBLIC ACCOUNTANTS                                TEL  206.382.7777
601 UNION STREET, SUITE 2300                                FAX  206.382.7777
SEATTLE, WASHINGTON 98101                                   http://www.pscpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders
Dermisonics, Inc.
West Conshohocken, Pennsylvania

We have audited the accompanying consolidated balance sheet of Dermisonics, Inc. and Subsidiary (a development stage company) as of September 30, 2005, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended September 30, 2005 and 2004, and for the period from September 1, 2000 (date of inception) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dermisonics, Inc. and Subsidiary (a development stage company) as of September 30, 2005, and the consolidated results of their operations and their cash flows for the years ended September 30, 2005 and 2004, and for the period from September 1, 2000 (date of inception) to September 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company remains in the development stage and as a result of not yet generating significant revenues, has experienced recurring losses and has liabilities in excess of liquid assets. This situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Peterson  Sullivan  PLLC
Seattle,  Washington
January 16, 2006

                                DERMISONICS, INC. AND SUBSIDIARY
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2005


                                            Assets

Current assets:
  Cash                                                                             $    356,992
  Prepaid expenses                                                                        5,068
                                                                                   -------------

    Total current assets                                                                362,060

Deferred financing fees                                                                  93,977
Intangible assets                                                                    19,458,654
                                                                                   -------------

    Total assets                                                                   $ 19,914,691
                                                                                   =============

                          Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Accounts payable and accrued expenses                                            $    340,772
  Interest payable                                                                       43,046
  Short-term notes payable to stockholder                                                59,500
  Convertible debentures                                                                232,827
  Convertible note payable, net of unamortized discount of $1,652                        23,348
  Current portion of long-term debt, stockholders                                     1,253,855
                                                                                   -------------

    Total current liabilities                                                         1,953,348

Long-term debt, stockholders, less current portion                                    1,540,889
Convertible promissory notes, long-term, net of unamortized discount of $157,511        626,990
Interest payable, long-term                                                              30,405

Commitments, contingencies and subsequent events

Shareholders' equity (deficit):
  Common stock, $0.001 par value.  Authorized 100,000,000
    shares; issued and outstanding 40,870,121 shares                                     40,870
  Common stock issuable; 109,010 shares                                                     109
  Additional paid-in capital                                                         27,126,640
  Deficit accumulated during the development stage                                  (11,404,560)
                                                                                   -------------

    Total shareholders' equity (deficit)                                             15,763,059


                                                                                   -------------
  Total liabilities and shareholders' equity (deficit)                             $ 19,914,691
                                                                                   =============

                                       DERMISONICS, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004, AND FOR THE PERIOD
                       FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005


                                                                                           Cumulative During
                                                                                            the Development
                                                                  2005          2004             Stage
                                                              ------------  ------------  -------------------

Revenue                                                       $         -   $         -   $                -

Operating expenses:
  Professional fees and research and development consulting     5,437,389     3,548,341            9,322,862
  Compensation                                                    133,958       100,833              234,791
  Loan fees                                                       103,833        83,288              187,121
  General and administrative                                      157,760       195,181              369,654
  Loss on debt settlement                                         367,110             -              367,110
                                                              ------------  ------------  -------------------

    Total operating expenses                                    6,200,050     3,927,643           10,481,538
                                                              ------------  ------------  -------------------

Interest expense                                                  758,636        30,999              801,223
                                                              ------------  ------------  -------------------
    Loss from continuing operations                             6,958,686     3,958,642           11,282,761

Discontinued Operations
  Loss from operations of discontinued
    segment, including loss on disposal of $362 in 2004                 -       (34,506)            (121,799)
                                                              ------------  ------------  -------------------

    Net loss                                                  $(6,958,686)  $(3,993,148)  $      (11,404,560)
                                                              ============  ============  ===================

Net loss per share (basic and fully diluted)

  Continuing operations                                       $     (0.17)  $     (0.10)  $            (0.54)
  Discontinued operations                                               -             -                (0.01)
                                                              ------------  ------------  -------------------
    Net loss per share                                        $     (0.17)  $     (0.10)  $            (0.55)
                                                              ============  ============  ===================

Weighted average shares outstanding used to
  calculate basic and fully diluted net loss per share         40,050,925    38,515,840           20,803,037

                                                 DERMISONICS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)
                                           STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                For the Years Ended September 30, 2005 and 2004, and for the Period
                                 from September 1, 2000 (Date of Inception) to September 30, 2005


                                                                                                          Deficit
                                                                       Common Stock                    Accumulated
                                                  Common Stock           Issuable         Additional    During the
                                              -------------------  ---------------------    Paid-in     Development
                                                Shares    Amount     Shares      Amount     Capital        Stage         Total
                                              ----------  -------  -----------  --------  -----------  -------------  ------------
Issuance of Common Stock for Cash
  September 2000                               3,000,000  $ 3,000           -   $     -   $         -  $          -   $     3,000
Adjustment to paid-in capital to reflect
  reduction in  par value from $.005 to
  $.001 and the stock dividend of one-
  half of one share of common stock
  for all common stock outstanding                                                              7,000                       7,000
Net Loss for 2000                                                                                           (16,588)      (16,588)
                                              ----------  -------  -----------  --------  -----------  -------------  ------------
Balance, September 30, 2000                    3,000,000    3,000           -         -         7,000       (16,588)       (6,588)
Issuance of Common Stock for Cash
  May 2001                                     3,945,000    3,945                             110,460                     114,405
  June 2001                                    7,560,000    7,560                             211,680                     219,240
  July 2001                                      969,000      969                              27,132                      28,101
  August 2001                                  2,526,000    2,526                              70,728                      73,254
Adjustment to paid-in capital to reflect
  reduction in  par value from $.005 to
  $.001 and the stock dividend of one-
  half of one share of common stock
  for all common stock outstanding                                                             35,000                      35,000
Net Loss for 2001                                                                                          (234,141)     (234,141)
                                              ----------  -------  -----------  --------  -----------  -------------  ------------
Balance, September 30, 2001                   18,000,000   18,000           -         -       462,000      (250,729)      229,271
Net Loss for 2002                                                                                          (119,496)     (119,496)
                                              ----------  -------  -----------  --------  -----------  -------------  ------------
Balance, September 30, 2002                   18,000,000   18,000           -         -       462,000      (370,225)      109,775
Net Loss for 2003                                                                                           (82,501)      (82,501)
                                              ----------  -------  -----------  --------  -----------  -------------  ------------
Balance, September 30, 2003                   18,000,000   18,000           -         -       462,000      (452,726)       27,274
Common Stock Issuable for
  services received in April 2004                                   2,515,833     2,516     2,339,725                   2,342,241
Warrants Issuable for
  services received in April 2004                                                             693,196                     693,196
Issuance of Common Stock
  for Purchase of Assets in July 2004         18,000,000   18,000                          16,980,000                  16,998,000
Adjustment to paid-in capital to reflect
  reduction in  par value from $.005 to
  $.001 and the stock dividend of one-
  half of  one share of common stock
  for all common stock outstanding                                                             47,870                      47,870
Net Loss for 2004                                                                                        (3,993,148)   (3,993,148)
                                              ----------  -------  -----------  --------  -----------  -------------  ------------
Balance, September 30, 2004                   36,000,000   36,000   2,515,833     2,516    20,522,791    (4,445,874)   16,115,433

Issuance of Common Stock
  Additional shares of common
    stock issued for fractional shares
    due to stock dividend                              7        -                                                               -
  For settlement of debt                         942,515      942                           1,137,669                   1,138,611
  For services                                 3,427,598    3,428  (2,515,833)   (2,516)    1,336,588                   1,337,500
  For cash in March 2005                         288,462      288                             149,712                     150,000
  For cash in April 2005                         211,539      212                             109,788                     110,000
Common stock issuable for debt settlement                             109,010       109        98,000                      98,109
Issuance of Warrants
  For services                                                                              3,117,180                   3,117,180
  For settlement of debt                                                                       97,125                      97,125
  For convertible note                                                                          5,982                       5,982
Recording beneficial conversion feature
  on convertible debentures                                                                   347,709                     347,709
Recording beneficial conversion feature
  on convertible note                                                                          26,829                      26,829
Recording beneficial conversion feature
  on convertible promissory notes, long-term                                                  177,267                     177,267
Net Loss for 2005                                                                                        (6,958,686)   (6,958,686)
                                              ----------  -------  -----------  --------  -----------  -------------  ------------
Balance, September 30, 2005                   40,870,121  $40,870     109,010   $   109   $27,126,640  $(11,404,560)  $15,763,059
                                              ==========  =======  ===========  ========  ===========  =============  ============

                                            DERMISONICS, INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004, AND FOR THE PERIOD
                             FROM SEPTEMBER 2000 (DATE OF INCEPTION), TO SEPTEMBER 30, 2005


                                                                                                     Cumulative During
                                                                                                      the Development
                                                                            2005          2004             Stage
                                                                        ------------  ------------  -------------------

Cash flows from operating activities:
  Net loss                                                              $(6,958,686)  $(3,993,148)  $      (11,404,560)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                                 -        11,341               40,546
    Impairment of software development costs                                      -        11,301               11,301
    Impairment of goodwill                                                        -         9,512                9,512
    Loss on sale of subsidiary                                                    -           362                  362
    Issuance of common stock and warrants for services
      and loss on settlement of debt                                      5,413,525     3,035,437            8,448,962
    Accreted discount on convertible note payable and convertible
       promissory notes                                                      24,086             -               24,086
    Beneficial conversion feature recorded as interest expense related
      to the convertible debentures and convertible note payable            374,538             -              374,538
    Amortization of debt issuance costs                                       4,086             -                4,086
    Changes in operating assets and liabilities, net of effects from purchase of subsidiary
      Prepaid expenses                                                       (5,068)            -               (5,068)
      Accounts payable and accrued expenses                                (118,296)      456,296              344,624
      Due to shareholder company                                                  -       375,000              375,000
      Interest payable                                                       42,452        30,999               73,451
                                                                        ------------  ------------  -------------------

      Net cash used in operating activities                              (1,223,363)      (62,900)          (1,703,160)

Cash flows from investing activies:
  Purchase of intangible assets                                             (10,060)     (500,000)            (510,060)
  Purchase of subsidiary                                                          -             -                 (200)
  Purchase of furniture and equipment                                             -             -                 (677)
  Web site development costs                                                      -             -              (13,246)
  Cash acquired in purchase of subsidiary                                         -             -               14,420
  Advance to subsidiary                                                           -             -              (60,000)
                                                                        ------------  ------------  -------------------

      Net cash used in investing activities                                 (10,060)     (500,000)            (569,763)

Cash flows from financing activies:
  Proceeds from short-term notes payable to stockholder                           -        59,500               59,500
  Proceeds from short-term note payable                                           -       500,000              500,000
  Proceeds from issuance of convertible debentures                          232,827             -              232,827
  Proceeds from issuance of stockholder loans                             1,289,976             -            1,289,976
  Proceeds from issuance of convertible promissory notes                    784,501             -              784,501
  Proceeds from issuance of common stock                                    260,000             -              740,000
  Allocated proceeds from issuance of convertible note payable               19,018             -               19,018
  Allocated proceeds from issuance of warrants
    attached to convertible note payable                                      5,982             -                5,982
  Repayment of short-term note payable                                     (500,000)            -             (500,000)
  Convertible debt issuance costs                                           (98,063)            -              (98,063)
  Repayment of notes payable to stockholders                               (403,826)            -             (403,826)
                                                                        ------------  ------------  -------------------

      Net cash provided by financing activities                           1,590,415       559,500            2,629,915
                                                                        ------------  ------------  -------------------

      Increase (decrease) in cash                                           356,992        (3,400)             356,992

Cash at beginning of period                                                       -         3,400                    -
                                                                        ------------  ------------  -------------------

Cash at end of period                                                   $   356,992   $         -   $          356,992
                                                                        ============  ============  ===================

Supplemental disclosure of cash flow information:
  Debt discount recorded for beneficial conversion feature              $   183,249   $         -   $          183,249
  Cash paid for interest                                                $   196,368   $         -   $          207,868
  Due to shareholder settled by issuance of warrants                    $   375,000   $         -   $          375,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS

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

During  the  year  ended  September  30,  2004,  the Company also founded Valcor
Resources, Inc., a wholly-owned subsidiary, for the purpose of pursuing an investment in certain timber operations. During the year, the Company decided not to pursue this investment and distributed all of its shares in this subsidiary to the Company's shareholder. No gain or loss resulted in any of these transactions.

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $11,404,560 for the period from September 1, 2000 (date of inception) to September 30, 2005. The Company has sold its only operating subsidiary and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

NOTE  2.  GOING  CONCERN

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

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of Dermisonics and its wholly owned subsidiary, EasyTrivia (collectively, "the Company"). As noted in Note 1, EasyTrivia was sold in July 2004. All inter-company accounts and transactions have been eliminated.

RECLASSIFICATION
----------------

Certain amounts in the prior year financial statements were reclassified for purposes of comparability to the current year presentation.

CASH
----

Cash includes highly liquid investments with original maturities of three months or less. On occasion, cash balances exceed the federally insured limits.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company has the following financial instruments: cash, accounts payable and accrued expenses, and amounts due under convertible debentures, a convertible note payable, short-term and long-term debt to stockholders, and convertible promissory notes. The carrying value of these instruments, other than the convertible note payable, approximate fair value based on their liquidity. The fair value of the convertible note payable was determined as the excess of the proceeds over the fair value of the warrants.

DEFERRED  FINANCING  FEES
-------------------------

The Company records costs incurred related to debt financings as additional paid in capital and amortizes, on a straight-line basis, the costs incurred over the life of the related debt. The amortization is recognized as interest expense in the consolidated financial statements. Upon conversion into equity or extinguishment of the related debt, the Company recognizes any unamortized portion of the deferred financing fees as interest expense at that time.

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At September 30, 2005, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.

VALUATION  OF  WARRANTS
-----------------------

The Company estimates the value of warrants using a Black-Scholes pricing model based on management assumptions regarding the warrant lives, expected volatility, and risk free interest rates.

INCOME TAXES
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

GOODWILL
--------

In connection with the acquisition of EasyTrivia, the Company recorded $9,512 of goodwill. As a result of the sale of EasyTrivia, the Company determined that goodwill was impaired and the entire amount was written off during the fiscal year ended September 30, 2004. The goodwill impairment is included in loss from operations of discontinued segment.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through September 30, 2005, all research and development costs were paid to third parties and are included in professional fees and research and development consulting expense in these consolidated financial statements.

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

As described in Note 1, in July 2004, the Company sold EasyTrivia to its original owner for $200. Therefore, the unamortized software and website development costs of $11,301 had been written down to the selling price during the year ended September 30, 2004 and included in the loss from operations of discontinued segment.

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

NET  LOSS  PER  SHARE
---------------------

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding in the period. Diluted net loss per share takes into consideration common shares outstanding (computed under basic net loss per share) and potentially dilutive common shares. As the

Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the year ended September 30, 2005, because their effect would be antidilutive, are warrants to acquire 5,945,025 shares of common stock with a weighted-average exercise price of $1.33 per share. Also excluded from the computation of diluted net loss per share for the year ended September 30, 2005 are 418,533 shares of common stock that may be issued if investors exercise their conversion right under the Convertible Debentures and the Convertible Note as discussed in Note 8,
"Short-Term  Convertible  Debt,"  because  their  effect  would be antidilutive.

Excluded from the computation of diluted net loss per share for the year ended September 30, 2004, because their effect would be antidilutive, are warrants to acquire 1,261,070 shares of common stock with a weighted-average exercise price of $1.33 per share.

During the years ended September 30, 2005 and 2004, services were received by the Company for common shares that were issued subsequent to year-end. For purposes of net loss per share computations, these issuable shares have been included as outstanding as of the date the services were received by the Company.

In January 2005, a majority of the Company's stockholders voted to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares and reduce the par value from $0.01 per share to $0.001 per share.

On January 4, 2005, the Company declared a stock dividend equal to one-half of one share of common stock for each share of common stock issued and outstanding. The effect of the stock dividend has been recognized in all share and per share data in the accompanying financial statements and notes to the financial statements for periods presented.

On December 29, 2003, the Board of Directors declared a stock dividend of one share of common stock for every one share of common stock issued and outstanding. The effect of the stock dividend has been recognized in all share and per share data in the accompanying consolidated financial statements and notes to the financial statements.

ESTIMATES
---------

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

COMPREHENSIVE  INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to September 30, 2005.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's consolidated financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 46(R) revised FIN No. 46, Consolidation of Variable Interest Entities, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46(R) did not have any impact on the Company's consolidated financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of
Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

The EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 became effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share of the Company.

NOTE  3.  ACQUISITION  OF  INTELLECTUAL  PROPERTY

As described in Note 1, the Company purchased Intellectual Property in exchange for 18,000,000 shares of common stock, notes payable in the total amount of $1,908,594, and cash of $500,000. The aggregate purchase price was allocated to the value of assets acquired as follows:

          Patent rights              $19,200,000
          Trademarks                     248,594
                                     -----------
                                     $19,448,594
                                     ===========


NOTE  4.  STOCK  BASED  COMPENSATION

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. Since the Company did not issue stock options to employees during the years ended September 30, 2005 or 2004, there is no effect on net loss or net loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

NOTE  5.  DUE  TO  SHAREHOLDER  COMPANY

On April 30, 2004, the Company entered into an oral agreement with Integrated Inventions (Canada), Inc. ("III") for services III rendered with respect to the acquisition by the Company of the Intellectual Property described in Note 1. During the year ended September 30, 2004, the Company issued shares of common stock in partial consideration for these services. The unpaid balance due for these services amounted to $375,000. In February 2005, the Company issued 416,667 shares of common stock and warrants to purchase up to 208,333 shares of common stock at an exercise price of $1.33 per share in consideration of the settlement of the $375,000 payable. As a result, during the quarter ended March 31, 2005, the Company recognized a loss of approximately $360,000 in connection with the settlement of this debt.

NOTE  6.  SHORT-TERM  NOTES  PAYABLE  TO  STOCKHOLDER

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000 (the "Morris Notes"). The Morris Notes were due on September 30, 2004 and the $9,500 loan was due on August 31, 2004. Pursuant to their terms, the Morris Notes do not bear interest. As of September 30, 2005 the outstanding combined balance on the Morris Notes was $59,500 and all were in default. There is no default interest rate.

NOTE  7.  SHORT-TERM  NOTE  PAYABLE

On June 30, 2004, the Company received a $500,000 loan (the "Promissory Note") from an unrelated individual in connection with the purchase of the Intellectual Property from ESI. The $500,000 was used for part of the consideration for the acquisition of the Intellectual Property. The Promissory Note was due on December 17, 2004. The stated interest rate is 10% but because the Promissory Note was in default, default interest was accruing at $605 per day. Interest expense related to the Promissory Note for the year ended September 30, 2005 was $187,236. Since the Company was in default under the Promissory Note, the Company entered into a loan extension agreement ("the Extension Agreement") that extended the time in which to repay the Promissory Note. In accordance with the terms of the Extension Agreement, the Company incurred a related loan fee of $187,121, $12,113 of which was paid in cash in January 2005 and $103,833 of which was paid by issuing warrants to purchase up to 150,376 shares at an exercise price of $1.33 per share. The remaining unpaid loan fee of $71,175 was included in accrued expenses at June 30, 2005.

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note , the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005, Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005).

NOTE  8.  SHORT-TERM  CONVERTIBLE  DEBT

In November and December 2004, and March 2005, the Company issued one-year, 8% interest bearing debentures (the "Convertible Debentures") to five unrelated individuals in the aggregate amount of $232,827. The Convertible Debentures were originally convertible into shares of common stock at the lesser of $0.90 per share or 60% of the five-day average trading price after the daily trading volume exceeded 100,000 shares for 10 consecutive trading days ("Conversion Reset Price"). On June 6, 2005, the Conversion Reset Price was triggered and the Debentures became convertible at $0.60 per share. The Convertible Debentures originally matured one-year from the issuance date, in November and December 2005 and March 2006 (the "Maturity Date"), respectively. Principal and interest are due in full on the Maturity Date. In January 2006, the Convertible Debenture holders agreed to extend the maturity of their Convertible Debentures six months from their original maturity dates. In consideration of the extension of the maturity dates, the Company reduced the conversion price per share of the Convertible Debentures to $0.40 per share. Interest expense for the year ended September 30, 2005 related to the Convertible Debentures was $13,158. At September 30, 2005, accrued interest related to the Convertible Debentures was $13,158.

In November 2004, the Company issued an 8% interest-bearing note payable ("the Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Interest expense for the year ended September 30, 2005 related to the Convertible Note was $1,742. At September 30, 2005, accrued interest related to the Convertible Note was $1,742. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expire on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 has been recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount is amortized as interest expense, using the effective interest method over the term of the Convertible Note. Total interest expense recorded during the year ended September 30, 2005 related to the accretion of the discount was $4,330. As of September 30, 2005, the carrying value of the Convertible Note was $23,348, net of unamortized debt discount of $1,652. As of September 30, 2005, the principal and accrued interest are due and unpaid on the Convertible Note.

The holders of the Convertible Debentures and the Convertible Note have the option to convert all or part of their notes into shares of the Company's common stock effective as of the date of the issuance of the debt. Due to their convertible nature, the Company recorded a total charge due to the beneficial conversion feature of $420,372 ($257,871 in the quarter ended December 31, 2004, $116,667 in the quarter ended March 31, 2005) in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value method and was charged to interest expense with a corresponding credit to additional paid-in capital at the date of the issuance because the notes were immediately convertible.

NOTE  9.  LONG-TERM  DEBT,  STOCKHOLDERS

The Company has two long-term notes payable to ESI in connection with the Purchase Agreement dated July 28, 2004. The original principal amount of the first note ("Note 1") was $1,826,734 and is due on December 1, 2006. Quarterly installment payments of $250,000 are payable on Note 1 starting March 1, 2005. In the event of a default under Note 1, the entire amount then owing will become due and payable immediately, together with all costs incurred by ESI and reasonable attorneys' fee. The following constitute events of default under the
Note: (i) if the Company fails to make any payment due within 30 days after the date on which the Company receives notice of such failure, (ii) if the Company fails to observe and perform any of the covenants or agreements on its part to be observed or performed under Note 1 or the Security Agreement (as described below), (iii) if the Company defaults under the terms of the Security Agreement, or (iv) if the Company take steps that evince bankruptcy or liquidation.

The Company also executed a Patent Security Agreement in favor of ESI securing the Company's obligations under the Purchase Agreement and Note 1 and granting to ESI a security interest in and to the Intellectual Property (the "Security Agreement"). Under the Security Agreement, if the Company commits an act of default under Note 1 or if the Company fails to pay the trailer fee within 30 days after the Company receives written notice from ESI of such failure, ESI shall have the right to take back the Intellectual Property. ESI's right to take back the technology is evidenced by a Patent Assignment Agreement dated July 28, 2004.

Note 1 has no stated interest rate but interest has been imputed at 6.25%. Interest expense during the year ended September 30, 2005 related to Note 1 was $127,081. As of September 30, 2005, the outstanding principal balance under
Note  1  is  $1,429,002.  As  of September 30, 2005, accrued interest payable on
Note  1  was  $24,813.  Note  1  is  secured  by  the  Intellectual  Property.

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. Interest expense during the year ended September 30, 2005 related to Note 2 was $12,407. As of September 30, 2005, the Company is in default with respect to the scheduled monthly payments. At September 30, 2005, the outstanding principal balance on Note 2 is $75,766 all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. As of September 30, 2005, accrued interest payable on Note 2 was $3,333. Note 2 is unsecured.

During the three months ended September 30, 2005, June 30, 2005 and March 31, 2005, the Company entered into twelve long-term notes payable (collectively "2005 Notes") totaling $674,976, $190,000 and $425,000, respectively, to a stockholder company. The 2005 Notes bear interest at 8% per annum. Principal and interest related to the 2005 Notes entered into during the three months ended September 30, 2005 are due in full on September 30, 2007. Principal and interest related to the 2005 Notes entered into during the three months ended June 30, 2005 are due in full on June 30, 2007. Principal and interest related to the 2005 Notes entered into during the three months ended March 31, 2005 are due in full on March 31, 2007. Interest expense for the year ended September
30, 2005 related to the 2005 Notes was $23,432. As of September 30, 2005, accrued interest related to the 2005 Notes was $23,432. The 2005 Notes are unsecured.

The following is a schedule of the future minimum principal payments for the years ending September 30:

          2006                          $ 1,253,855
          2007                              250,913
          2008                            1,289,976
                                        ------------
                                          2,794,744
          Less current portion           (1,253,855)
                                        ------------
                                        $ 1,540,889
                                        ============


NOTE  10.  CONVERTIBLE  PROMISSORY  NOTES,  LONG-TERM

On August 29, 2005, the Company issued convertible promissory notes (the "Convertible Promissory Notes") totaling $784,501. The Convertible Promissory Notes mature on August 29, 2007 ("Maturity Date") at which time the outstanding principal and all accrued interest is due. The Convertible Promissory Notes bear interest at a rate of 10% per annum and are payable upon maturity. Interest expense for the year ended September 30, 2005 related to the Convertible Promissory Notes was $6,973. As of September 30, 2005, accrued interest related to the Convertible Promissory Notes was $6,973.

The Company may prepay, without premium or penalty, the principal amount and all accrued interest related to the Convertible Promissory Notes at any time upon ten days prior written notice to the Convertible Promissory Note holder ("Prepayment Date"). The Convertible Promissory Note holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the Convertible Promissory Note and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided however, that the Company is not required to issue more than 1,389,474 shares of common stock upon the conversion of the Convertible Promissory Notes.

The intrinsic value of the Convertible Promissory Notes results in a beneficial conversion feature. In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, the value of the beneficial conversion feature was recorded as a discount on the Convertible Promissory Notes with a corresponding credit to additional paid-in capital at the date of the issuance. Accordingly, the Company recorded a discount of $177,267 during the year ended September 30, 2005 related to the Convertible Promissory Notes. The Company amortizes the discount using the effective interest method over the two-year life of the Convertible Promissory Notes.

During the year ended September 30, 2005, the Company recorded interest expense related to the accretion of the discount on the Convertible Promissory Notes of $19,756. As of September 30, 2005, the carrying value of the Convertible Promissory Notes was $626,990, net of unamortized debt discount of $157,511.

NOTE  11.  RELATED  PARTIES

The Company's interim Chief Executive Officer/Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the year ended September 30, 2005, services provided by the Interim CEO totaled $246,522. On May 3, 2005, the Company entered into an agreement with the law firm, of which the Interim CEO is a partner, whereby, the Company issued 221,256 shares of restricted common stock, valued at $183,642, in full payment of legal fees owed to the law firm through April 30, 2005. As of September 30, 2005, the Company owed the law firm $69,600, which is included in accounts payable and accrued expenses in the consolidated financial statements.

As of September 30, 2005, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $59,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. (See Note 7, Short-Term Notes Payable).

On July 29, 2004, in accordance with the provisions of the Purchase Agreement, the Company entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. Mr. Redding's employment agreement provides that he will serve as the Company's Vice President of Licensing and Corporate Strategy for a period of three years at a salary of $125,000 in the first year, $150,000 in the second year and $175,000 in the third year. The agreement is renewable for two one-year terms at salaries of $200,000 and $225,000 unless either party shall give the other 90 days prior notice of its intent not to renew the agreement. Under the employment agreement, the Company will pay Mr. Redding a signing bonus of $80,000 in eight equal installments. The Company also will provide Mr. Redding with (i) the use of a car during the term of the agreement, (ii) errors and omissions insurance for the term of his employment, and (iii) a $1,000,000 life insurance policy payable at Mr. Redding's discretion. Under the agreement, Mr. Redding is obligated to transfer and assign to the Company all inventions and improvements relating to the Intellectual Property. Mr. Redding is obligated to maintain all information relating to the Intellectual Property and the Company in confidence during the term of the agreement or thereafter. The Company may terminate Mr. Redding's employment at any time upon notice from the Company either (i) upon the determination by the Company that his performance is not satisfactory for any reason (other than justifiable cause, as described below) and the giving of notice specifies with reasonable particularity how such performance is not satisfactory, and Mr. Redding has failed to remedy his performance to the reasonable satisfaction of the Company within 30 days of such notice; or (ii) upon the determination by the Company that there is justifiable cause, such as his conviction of any crime involving the Company's money or other property or which constitutes a felony or the unauthorized disclosure of confidential information, any attempt to secure improper personal profit in connection with the business of the Company or his repeated and willful failure to comply with his duties under the employment agreement. If the Company terminates Mr. Redding's employment for reasons other than justifiable cause, disability or death, he will be entitled to receive severance pay in an amount equal to one-twelfth of the sum of his then annual salary plus the amount of the last bonus awarded to him for a period equal to one month for each month that he was employed by the Company, provided however, that in no event shall such period be less than six months nor more than 12 months. Mr. Redding may terminate his employment at any time upon 30 days' prior written notice to the Company.

On September 7, 2005, Mr. Redding agreed to accept shares of common stock in forgiveness of unpaid salary due him. On September 30, 2005, the Company issued Mr. Redding 109,010 shares of common stock in forgiveness of $94,792 of unpaid salary due to him as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317.

ESI provides research and development services to the Company on a month-to-month basis. During the year ended September 30, 2005, the Company incurred a total of approximately $221,800 for such services. As of September 30, 2005, the Company owed ESI $34,728. Mr. Redding, the Company's Executive Vice President of Licensing and Corporate Strategy, is ESI's president and largest stockholder.

NOTE  12.  COMMON  STOCK  AND  WARRANTS

WARRANTS

On October 20, 2004, the Company issued Current Capital Corp. warrants to purchase 300,752 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2006 as partial consideration pursuant to a consulting agreement under which Current Capital agreed to provide financial and investor public relations services and related matters in Canada. The warrants were fully vested upon issuance. During the year ended September 30, 2005, the Company recognized consulting expense of $195,700 related to the issuance of these warrants.

On December 3, 2004, the Company issued Gary M. Scott warrants to purchase 3,609,023 shares of common stock at an exercise price of $1.33 per share, exercisable through December 31, 2007. Of these warrants, 150,376 warrants were issued pursuant to the terms of an agreement whereby Mr. Scott agreed to extend the due date of a loan to the Company in the principal amount of $500,000 and 3,458,647 warrants were issued pursuant to the terms of a consulting agreement. The 3,458,647 warrants were fully vested upon issuance and had a fair market value of $2,466,563 at issuance. The Company was amortizing the value of the warrants over the three-year term of the consulting agreement. However, on September 22, 2005, the Company entered into an Agreement and Mutual Release with Mr. Scott, whereby releasing Mr. Scott from being required to perform any further consulting obligations. Accordingly, the Company expensed the remaining unamortized amount of the warrants. During the year ended September 30, 2005, the Company recorded the entire $2,466,563 related to these warrants as consulting expense.

On December 3, 2004, the Company issued Adil Saleh warrants to purchase 225,564 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007 pursuant to a consulting agreement. The warrants were fully vested at issuance. During the year ended September 30, 2005, the Company recognized consulting expense of $160,228 related to these warrants.

On January 17, 2005, the Company issued Georg Hochwimmer warrants to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through December 31, 2007 pursuant to a consulting agreement. One hundred fifty thousand of the warrants are vested as of September 30, 2005; the remaining 75,000 warrants vest on January 31, 2006.

On April 13, 2005, the Company issued Robert L. Watson warrants to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007. The warrants were subject to a vesting schedule; however, pursuant to a termination agreement with Mr. Watson on June 30, 2005, the Company agreed to vest 100,000 of the warrants and cancel the remaining 125,000 warrants. During the year ended September 30, 2005, the Company recognized consulting expense of $74,792 related to these warrants. See " - Common Stock" below.

Subsequent to year-end, on October 5, 2005, the Company issued Trilogy Capital Partners, Inc. ("Trilogy") warrants to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrants were fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company will amortize, straight-line, the fair value of these warrants over the one-year consulting agreement as consulting expense, beginning in October 2005.

The number of warrants to purchase common stock outstanding as of September 30, 2005, is as follows:

                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                        Warrants    Price
                                                        ---------  ---------
Outstanding at September 30, 2004                       1,261,070  $    1.33

Issued for services                                     4,460,339       1.33
Issued in connection with the convertible note payable     15,283       1.33
Issued in consideration of settlement of debt             208,333       1.33
                                                        ---------
Outstanding at September 30, 2005                       5,945,025       1.33
                                                        =========

The warrants issued during the year ended September 30, 2005 were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 57.77% to 139.67%, risk free interest rates ranging from 3.66% to 5.0%, expected lives ranging from 0.8 to 3 years, and a 0% dividend yield.

COMMON STOCK

On October 18, 2004, the Company issued to Ananda Capital Partners, Inc. ("Ananda") 150,000 shares of common stock pursuant to a consulting agreement under which Ananda agreed to provide financial and investor public relations service and related matters in the United States. During the year ended
September 30, 2005, the Company recognized consulting expense of $240,000 related to these shares of common stock.

On October 18, 2004, the Company issued to DD Investment 600,000 shares of common stock pursuant to a consulting agreement under which DD Investment agreed to provide consulting services in connection with financial and investor public relations and related matters in Germany. During the year ended September 30, 2005, the Company recognized consulting expense of $960,000 related to these shares of common stock.

On December 4, 2004, the Company agreed to issue to ESI shares of common stock equal to half of the shares ESI transferred to ReactMed in connection with the Asset Purchase. Consequently, the Company issued 75,807 shares of common stock to ESI on February 2, 2005 to settle liabilities assumed from ESI. The shares were valued at $118,764 at date of issuance.

On March 30, 2005, the Company issued 288,462 shares of common stock to Michael Stock, an accredited investor, at a price of $.52 per share for total consideration of $150,000.

On  April  13, 2005, the Company issued 150,000 shares of common stock to Robert
L. Watson at a value of $127,500 pursuant to a consulting agreement under which Mr. Watson agreed to provide management consulting services. On June 30, 2005, the Company entered into a termination letter with Mr. Watson whereby the Company agreed to pay Mr. Watson $27,500 owed to him pursuant to his consulting agreement. The $27,500 owed was settled by paying Mr. Watson $10,000 in cash in August 2005 and issuing him 15,487 shares of common stock valued at $17,500. Pursuant to the termination letter the Company agreed to vest 100,000 of 225,000 warrants originally issued. See " - Warrants" above.

On May 2, 2005, the Company issued common stock at a price of $.52 per share to Hyman Fein (48,077 shares for total consideration of $25,000) and Victor Fein (163,462 shares for total consideration of $85,000), both accredited investors and Convertible Debenture holders.

On September 7, 2005, the Company entered into a letter agreement amending the terms of Mr. Redding's employment agreement. The Company agreed to issue 250,000 shares of common stock as an incentive bonus at such time as the Company received approval to conduct its second human pilot trial on the Technology from an investigative review board, for which approval was received in November 2005. Accordingly, the 250,000 shares of common stock were issued in November 2005 and recorded as compensation expense in the amount of the fair value on the date of issuance of $275,000.

On September 27, 2005, the Company issued 11,765 shares of common stock to The van de Kamp Group at a value of $10,000 ($.85 per share) for consulting services to the Company.

COMMON STOCK AND WARRANTS

On October 18, 2004, the Company issued to BX Inc. ("BX") 1,425,000 shares of common stock and warrants to purchase 714,286 shares of common stock at an exercise price of $1.33 per share exercisable through September 30, 2006 pursuant to an agreement under which it agreed to compensate BX for services rendered with respect to the acquisition by the Company of the Intellectual Property.

On October 18, 2004, the Company issued to Integrated Inventions (Canada) Inc. ("III") 1,090,833 shares of common stock and warrants to purchase 546,784 shares of common stock at an exercise price of $1.33 per share exercisable through September 30, 2006 pursuant to an agreement under which it agreed to compensate III for services rendered with respect to the acquisition by the Company of the Intellectual Property and reimburse it for expenses incurred in connection with such acquisition.

On February 2, 2005, the Company issued 416,667 shares of common stock to III valued at $738,792 and warrants to purchase 208,333 shares of common stock at an exercise price of $1.33 per share exercisable through December 31, 2007. The fair value of the warrants to purchase 208,333 shares of common stock was $97,125 at the date of issuance. The common stock and warrants were issued in consideration for the forgiveness of $375,000 of indebtedness of the Company to
III. Accordingly, during the year ended September 30, 2005, the Company recognized a loss on debt settlement of $363,792.

CONVERTIBLE NOTES AND WARRANTS

On November 16, 2004, the Company issued a convertible promissory note to Kenneth Hovden, an accredited investor. The note is in the principal amount of $25,000, bears interest at the rate of 8% per annum, and is convertible into shares of common stock at $.82 per share. The note matured on September 30, 2005 and remains unpaid as of the date of this report. In connection with the note, the Company issued Mr. Hovden warrants to purchase 15,283 shares of common stock at an exercise price of $1.33 per share. The warrants expired on October 31, 2005. (See Note 8, Short-Term Convertible Debt).

CONVERTIBLE NOTES

On  August  29,  2005,  the  Company borrowed $784,501 from VEM Aktienbank AG, a
Munich, German investment bank ("VEM"). In consideration of the loan, the Company issued two convertible promissory notes in favor of VEM. The promissory notes mature two years from the date of issuance and bear interest at the rate of 10% per annum (payable at maturity). The notes are convertible into shares of common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided however, that the Company is not required to issue more than 1,389,474 shares upon the conversion of the total amount due under both of the notes.

On May 26, 2005, the Company issued shares of common stock at $.83 per share to Ruffa & Ruffa (213,298 shares of common stock for total consideration of $177,038) and Gibson, Haglund & Paulsen (221,256 shares of common stock for total consideration of $183,642) for legal services rendered by such law firms.

On September 7, 2005, Mr. Redding agreed to accept shares of common stock in forgiveness of unpaid salary due him. On September 30, 2005, the Company issued Mr. Redding 109,010 shares of common stock in forgiveness of $94,792 of unpaid salary due to him as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317.

NOTE  13.  INCOME  TAXES

The Company is liable for income taxes in the United States. As of September 30, 2005, the Company did not have any income for income tax purposes and, therefore, no income tax liability or expense has been recorded in these consolidated financial statements.

The Company has the following deferred tax assets at September 30:

                                         2005            2004
                                     -------------  --------------
Net operating losses carry forwards  $  1,464,531   $     263,818
Stock compensation expense              1,369,719         242,619
Accrued expenses                            5,250          37,042
                                     -------------  --------------
Total deferred tax assets               2,839,500         543,479
Less valuation allowance               (2,839,500)       (543,479)
                                     -------------  --------------
Net deferred tax assets              $          -   $           -
                                     =============  ==============

The change in the valuation allowance from 2004 to 2005 was an increase of $2,296,021. The change in the valuation allowance from 2003 to 2004 was an increase of $390,000. The Company has provided a full valuation allowance against the deferred tax assets because the Company believes the use of these assets cannot be reasonably assured.

The Company has net operating loss carry forwards at September 30, 2005 and 2004 of approximately $4,180,000 and $750,000, respectively, available to reduce future taxable income. Due to stock ownership changes in prior years the Company's ability to offset future taxable income with these losses will be limited. These carry forwards expire beginning in 2020.

NOTE  14.  SUBSEQUENT  EVENTS

In October 2005, the Company entered into a one-year consulting agreement ("Consulting Agreement") whereby the consultants will provide the Company with marketing, financial and investor public relations related services. As compensation for these services, the Company will incur a $12,500 per month consulting fee for the one-year term of the Consulting Agreement, commencing in October 2005. Additionally, the Company issued a warrant to purchase 2,616,806 shares of common stock at an exercise price of $0.72 per share. The warrant is fully vested upon grant and is exercisable until September 30,

2008. The fair value of the warrant at grant is approximately $1,236,000 and will be amortized over the one-year term of the Consulting Agreement.

Subsequent  to September 30, 2005, the Company issued additional 2005 Notes (see
Note 9, Long-Term Debt Stockholders) totaling $224,000. The 2005 Notes bear interest at 8% per annum. Principal and interest related to these 2005 Notes are due in full on December 31, 2007.

On November 3, 2005, the Company entered into a consulting agreement whereby the consultants will provide investor relations support. As compensation, the Company issued 20,000 shares of common stock, which have a fair market value on the date of grant of $23,000.

On December 7, 2005, the Company entered into a one-year consulting agreement whereby the consultant will provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which have a fair market value on the date of grant of $236,500, which will be amortized over the one-year term of the consulting agreement.

On December 8, 2005, the Company issued additional Convertible Promissory Notes (see Note 10, Convertible Promissory Notes, Long-Term) totaling $296,579. The Convertible Promissory Notes issued on December 8, 2005 mature on December 31, 2007 at which time the outstanding principal and all accrued interest is due. The Convertible Promissory Note holders may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the Convertible Promissory Note and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided however, that the Company is not required to issue more than 631,579 shares upon the conversion of the total amount due under both of these additional Convertible Promissory Notes. The Convertible Promissory Notes bear interest at a rate of 10% per annum and is payable upon maturity.

On December 21, 2005, the Company issued convertible promissory notes ("2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007. Accrued interest is payable on the first anniversary of the 2006 Convertible Notes and at maturity. The Company may prepay, with a prepayment penalty equal to two months' interest, the principal amount and all accrued interest related to the 2006 Convertible Notes at any time upon sixty days prior written notice to the 2006 Convertible Note holder. The 2006 Convertible Note holders may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the 2006 Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 or 80% of the average closing bid price per share of common stock during the ten trading days immediately prior to any such conversion.

In connection with the 2006 Convertible Notes, the Company also issued warrants to purchase 195,000 shares of the Company's common stock at an exercise price of $1.00 per share ("2006 Convertible Note Warrants"). The 2006 Convertible Note Warrants are exercisable until December 21, 2007.

In connection with the 2006 Convertible Notes, the Company issued a warrant to purchase 12,000 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. All of the warrants issued in connection with these notes are fully vested upon issuance.

On December 31, 2005, the Company issued Mr. Redding 43,125 shares of common stock in forgiveness of $37,500 of unpaid salary due to him as of December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313.

In November 2005, the Company issued 250,000 shares of common stock to Mr. Redding as a bonus since the Company received approval to conduct its second human pilot trial on the Technology from an investigative review board. On the date of issuance, the 250,000 shares of common stock have a fair value of $275,000 and were recognized as compensation expense upon issuance.

In November 2005, December 2005, and March 2006, $57,827, $75,000, and $100,000,
of the Convertible Debentures (see Note 8, Short-Term Convertible Debt) mature. In January 2006, the Convertible Debenture holders agreed to extend the maturity date of their Convertible Debentures six months from their original maturity dates. In consideration of the extension of the maturity dates, the Company reduced the conversion price per share of the Convertible Debentures from $0.60 per share to $0.40 per share.