Form 10KSB/A
period 2005-09-30
Dermisonics, Inc
filed 2006-01-18
CIK 1127470

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A
                                Amendment No. 1

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

ITEM 13.  EXHIBITS

Exhibit Number  Description                                                              Location Reference
--------------  -----------------------------------------------------------------------  ------------------

3.1             Articles of Incorporation                                                        1

3.2             Articles of Incorporation, as amended                                            1

3.3             First Amended and Restated Bylaws                                                1

4.1             Form of Subscription Agreement                                                   1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000                                                                 1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000                      1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000                             1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar                                                1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar                                                1

10.6 Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover                                 1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                           1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                                       1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                              1

10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       1

10.12           Modification Agreement dated February 6, 2001 by and


                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       1

10.13           Penny Web Inc. Terms and Conditions.                                             1

10.14           Click Agents Corp. Banner Placement Rules.                                       1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                                     2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                              2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       3

10.19           Agreement with AdDynamix dated October 29, 2002.                                 3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                                       4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                       5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                                   5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                                6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                               7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                               8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                           8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                                   8


10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                                    8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                                 8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                                      8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                                   8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                          9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                           9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                                    9

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                                10

10.33           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc. dated October 18, 2004.                  10

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                               10

10.36           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                             10

10.37           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                                 10

10.38           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                          10

10.39           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.                       10

10.40           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                         10

10.41           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                                   10


10.42           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                                   10

10.43           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                               10

10.45           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                              11

10.46           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                              11

10.47           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                           11

10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                          11

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                              11

10.50           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                           11

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                          11

10.52           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank  AG dated
                July 1, 2005                                                                    12

10.53           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.55           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank  AG                                                              14

10.57           Promissory Note dated December 21, 2005 in favor of
                James Ladner                                                                    14

10.58           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner                                                               14

10.59           Promissory Note dated December 21, 2005 in favor of


                Parmino Finance, Ltd.                                                           14

10.60           Promissory Note dated December 21, 2005 in favor of
                John Vargheses                                                                  14

10.61           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner                                                                    14

10.62           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner                                                               14

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                            14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                                   14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner                                                                    14

10.66           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                                  13

10.67           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                            14

10.68           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce  K. Redding Jr. regarding
                Redding Employment Agreement                                                    14

10.69           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005                                        14

10.70           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein                                                         14

10.71           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein                                                           14

10.72           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein                                                          14

10.73           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum                                                   14

10.74           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                                   14

10.75           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer                                                                14


10.76           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group                                    14

10.77           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group

10.78           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005                                      14

10.79           Form of Berra Notes                                                             14

21.1            Subsidiaries of the Registrant.                                                  1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.                                              14

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.                      14

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