Form 10QSB
period 2005-12-31
Dermisonics, Inc
filed 2006-02-21
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 2005

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


       Nevada                                  98-0233859
       ------                                  ----------
       (State or other jurisdiction            (IRS Employer Identification No.)
       of incorporation or organization)

               2 Park Plaza, Suite 450, Irvine, California  92614
               --------------------------------------------------
                     (Address of principal executive offices)

                                 (949) 733-1101
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 13, 2006 there were 41,567,256 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X]

PART  I  -  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

                                DERMISONICS, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 2005

                                           (UNAUDITED)


                                             Assets
Current assets:
    Cash                                                                           $     78,277
    Prepaid expenses                                                                  1,149,624
                                                                                   -------------

        Total current assets                                                          1,227,901

Deferred financing fees                                                                 141,585
Intangible assets                                                                    19,458,654
                                                                                   -------------

        Total assets                                                               $ 20,828,140
                                                                                   =============

                        Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
    Accounts payable and accrued expenses                                          $    500,770
    Interest payable                                                                     26,535
    Short-term notes payable to stockholder                                              59,500
    Convertible debentures, net of unamortized discount of $23,180                      209,647
    Convertible note payable                                                             25,000
    Current portion of long-term debt, stockholders                                   1,046,897
                                                                                   -------------

        Total current liabilities                                                     1,868,349

Long-term debt, stockholders, less current portion                                    1,513,976
Convertible promissory notes, long-term, net of unamortized discount of $318,935        892,145
Interest payable, long-term                                                               2,096

Commitments, contingencies and subsequent events

Shareholders' equity (deficit):
    Common stock, $0.001 par value.  Authorized 100,000,000
        shares; issued and outstanding 40,870,121 shares                                 40,870
    Common stock issuable; 697,135 shares                                                   697
    Additional paid-in capital                                                       29,237,030
    Deficit accumulated during the development stage                                (12,807,023)
                                                                                   -------------

        Total shareholders' equity (deficit)                                         16,471,574


    Total liabilities and shareholders' equity (deficit)                           $ 20,828,140
                                                                                   =============

                  See accompanying notes to consolidated financial statements.

                                     DERMISONICS, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                     FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2005
                                               (UNAUDITED)

                                                                For the Three Months Ended  Cumulative During
                                                                       December 31,          the Development
                                                                    2005          2004            Stage
                                                                ------------  ------------  ----------------

Revenue                                                         $         -   $         -   $             -

Operating expenses:
    Professional fees and research and development consulting       936,311     1,963,318        10,493,964
    Loan fees                                                             -       103,833           187,121
    General and administrative                                      202,873        48,279           572,527
    Marketing                                                        33,000             -            33,000
    Loss on extinguishment of convertible debentures                 99,621             -            99,621
    Loss on debt settlement                                           1,313             -           368,423
                                                                ------------  ------------  ----------------

        Total operating expenses                                  1,273,118     2,115,430        11,754,656
                                                                ------------  ------------  ----------------

Interest expense                                                    129,345       315,204           930,568
                                                                ------------  ------------  ----------------
        Loss from continuing operations                           1,402,463     2,430,634        12,685,224

Discontinued Operations
    Loss from operations of discontinued segment                          -             -          (121,799)
                                                                ------------  ------------  ----------------

        Net loss                                                $(1,402,463)  $(2,430,634)  $   (12,807,023)
                                                                ============  ============  ================

Net loss per share (basic and fully diluted)

    Continuing operations                                       $     (0.03)  $     (0.06)  $         (0.58)
    Discontinued operations                                               -             -             (0.01)
                                                                ------------  ------------  ----------------
        Net loss per share                                      $     (0.03)  $     (0.06)  $         (0.59)
                                                                ============  ============  ================

Weighted average shares outstanding used to
    calculate basic and fully diluted net loss per share         41,188,479    39,136,398        21,766,293

                         See accompanying notes to consolidated financial statements.

                                             DERMISONICS, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD
                               FROM SEPTEMBER 2000 (DATE OF INCEPTION), TO DECEMBER 31, 2005
                                                        (UNAUDITED)

                                                                                 For the Three Months Ended  Cumulative During
                                                                                        December 31,          the Development
                                                                                     2005          2004            Stage
                                                                                 ------------  ------------  -----------------
Cash flows from operating activities:
    Net loss                                                                     $(1,402,463)  $(2,430,634)  $    (12,807,023)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                      -             -             40,546
        Impairment of software development costs                                           -             -             11,301
        Impairment of goodwill                                                             -             -              9,512
        Loss on extinguishment of convertible debentures                              99,621             -             99,621
        Loss on sale of subsidiary                                                         -             -                362
        Issuance of common stock and warrants for services and
            loss on settlement of debt                                             1,779,967     4,315,510         10,228,929
        Accreted discount on convertible note payable, convertible
            promissory notes, and convertible debentures                              38,712             -             62,798
        Beneficial conversion feature recorded as interest expense related
            to the convertible debentures and convertible note payable                     -       257,872            374,538
        Amortization of debt issuance costs                                           13,249             -             17,335
        Changes in operating assets and liabilities, net of effects from purchase of subsidiary
            Prepaid expenses                                                      (1,144,556)   (2,466,563)        (1,149,624)
            Accounts payable and accrued expenses                                    159,998       188,154            504,622
            Due to shareholder company                                                     -             -            375,000
            Interest payable                                                          35,180        54,709            108,631
                                                                                 ------------  ------------  -----------------

            Net cash used in operating activities                                   (420,292)      (80,952)        (2,123,452)

Cash flows from investing activies:
    Purchase of intangible assets                                                          -             -           (510,060)
    Purchase of subsidiary                                                                 -             -               (200)
    Purchase of furniture and equipment                                                    -             -               (677)
    Web site development costs                                                             -             -            (13,246)
    Cash acquired in purchase of subsidiary                                                -             -             14,420
    Advance to subsidiary                                                                  -             -            (60,000)
                                                                                 ------------  ------------  -----------------

            Net cash used in investing activities                                          -             -           (569,763)

Cash flows from financing activies:
    Proceeds from short-term notes payable to stockholder                                  -             -             59,500
    Proceeds from short-term note payable                                                  -             -            500,000
    Proceeds from issuance of convertible debentures                                       -       132,827            232,827
    Proceeds from issuance of stockholder loans                                      224,000             -          1,513,976
    Proceeds from issuance of convertible promissory notes                           296,579             -          1,081,080
    Allocated proceeds from issuance of convertible promissory notes                  58,670             -             58,670
    Allocated proceeds from issuance of warrants attached to
    convertible promissory notes                                                      71,330             -             71,330
    Allocated proceeds from issuance of convertible note payable                           -        19,018             19,018
    Allocated proceeds from issuance of warrants attached to
    convertible note payable                                                               -         5,982              5,982
    Proceeds from issuance of common stock                                                 -             -            740,000
    Repayment of short-term note payable                                                   -             -           (500,000)
    Convertible debt issuance costs                                                  (51,131)            -           (149,194)
    Repayment of notes payable to stockholders                                      (457,871)       (6,094)          (861,697)
                                                                                 ------------  ------------  -----------------

            Net cash provided by financing activities                                141,577       151,733          2,771,492
                                                                                 ------------  ------------  -----------------

            Increase (decrease) in cash                                             (278,715)       70,781             78,277

Cash at beginning of period                                                          356,992             -                  -
                                                                                 ------------  ------------  -----------------
Cash at end of period                                                            $    78,277   $    70,781   $         78,277
                                                                                 ============  ============  =================

Supplemental disclosure of cash flow information:
    Debt discount recorded for beneficial conversion feature                     $   321,285   $         -   $        504,534
    Cash paid for interest                                                       $    17,315   $     1,551   $        225,183
    Due to shareholder settled by issuance of warrants                           $         -   $         -   $        375,000

                                    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS

THE COMPANY
-----------

Dermisonics, Inc., formerly known as Second Stage Ventures, Inc. ("the Company"), a development stage company, was incorporated under the laws of the State of Nevada on September 1, 2000. In October 2000, the Company purchased 100% of the outstanding shares of common stock of EasyTrivia.com, Inc. (a Development Stage Company) ("EasyTrivia"). EasyTrivia developed an internet-based entertainment website that features a trivia game show format. In July 2004, the director of EasyTrivia repurchased all outstanding shares in EasyTrivia for $200 consistent with a share purchase agreement between the Company and the director. At the time of the decision to sell EasyTriva, management had determined that the value of intangible assets related to EasyTriva had been impaired. An impairment loss was recorded to give effect to a write-down of these assts to the net realizable value of the agreed-upon sales price of $200 prior to the sale date.

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

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $12,807,023 for the period from September 1, 2000 (date of inception) to December 31, 2005. The Company has sold its only operating subsidiary and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PERIOD FINANCIAL STATEMENTS
-----------------------------------

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the fiscal years ended September 30, 2005 and 2004. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

CASH
----

Cash includes highly liquid investments with original maturities of three months or less. On occasion, cash balances exceed the federally insured limits. Negative cash balances have been reclassified to accounts payable and accrued expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The Company has the following financial instruments: cash, accounts payable and accrued expenses, and amounts due under convertible debentures, a convertible note payable, short-term and long-term debt to stockholders, and convertible promissory notes. The carrying value of these instruments, other than the convertible note payable, approximate fair value based on their liquidity. The carrying value of the convertible note payable also approximates fair value and was determined as the excess of the proceeds over the fair value of the warrants.

DEFERRED FINANCING FEES
-----------------------

The Company records costs incurred related to debt financings as deferred financing fees and amortizes, on a straight-line basis, the costs incurred over the life of the related debt. The amortization is recognized as interest expense in the consolidated financial statements. Upon conversion into equity or extinguishment of the related debt, the Company recognizes any unamortized portion of the deferred financing fees as interest expense.

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At December 31, 2005, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.


VALUATION  OF  WARRANTS
-----------------------

The Company estimates the value of warrants using a Black-Scholes pricing model based on management assumptions regarding the warrant lives, expected volatility, and risk free interest rates.

GOODWILL
--------

In connection with the acquisition of EasyTrivia, the Company recorded $9,512 of goodwill. As a result of the sale of EasyTrivia, the Company determined that goodwill was impaired and the entire amount was written off during the fiscal year ended September 30, 2004. The goodwill impairment is included in the loss from operations of discontinued segment.

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through December 31, 2005, all research and development costs were paid to third parties and are included in professional fees and research and development consulting expense in these consolidated financial statements.

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

DISCONTINUED OPERATIONS
-----------------------

As described in Note 1, in July 2004, the Company sold all of the issued and outstanding shares of EasyTriva, Inc. and, accordingly, the operating results of this subsidiary have been presented as discontinued operations in these financial statements. Operations of this subsidiary have generated no revenues since inception.

SEGMENT REPORTING
-----------------

The Company operates in only one segment since its disposal of its internet-based entertainment website.

NET LOSS PER SHARE
------------------

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

Excluded from the computation of diluted net loss per share for the three months ended December 31, 2005, because their effect would be antidilutive, are warrants to acquire 8,753,548 shares of common stock with a weighted-average exercise price of $1.14 per share. Also excluded from the computation of diluted net loss per share for the three months ended December 31, 2005 are 612,556 shares of common stock that may be issued if investors exercise their conversion right under the Convertible Debentures and the

Convertible Note as discussed in Note 8, "Short-Term Convertible Debt," because their effect would be antidilutive.

Excluded from the computation of diluted net loss per share for the three months ended December 31, 2004, because their effect would be antidilutive, are warrants to acquire 5,411,692 shares of common stock with a weighted-average exercise price of $1.33 per share.

During the three months ended December 31, 2005 and 2004, services were received by the Company for common shares that were issued subsequent to year-end. For purposes of net loss per share computations, these issuable shares have been included as outstanding as of the date the services were received by the Company.

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

COMPREHENSIVE INCOME
--------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to December 31, 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

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

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. To the extent options are granted and those options have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost will be recorded. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted. Since the Company did not issue stock options to employees during the three months ended December 31, 2005 or 2004, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation," to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000 (the "Morris Notes"). The Morris Notes were due on September 30, 2004 and the $9,500 loan was due on August 31, 2004. Pursuant to their terms, the Morris Notes do not bear interest. As of December 31, 2005 the outstanding combined balance on the Morris Notes was $59,500. As of December 31, 2005, The Morris Notes were in default. There is no default interest rate.

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

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note, the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005. Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005).

Interest expense related to the Promissory Note for the three months ended December 31, 2005 and 2004 was $0 and $27,111, respectively.

NOTE  8.  SHORT-TERM CONVERTIBLE DEBT

CONVERTIBLE DEBENTURES

In November and December 2004, and March 2005, the Company issued one-year, 8% interest bearing debentures (the "Convertible Debentures") to five unrelated individuals in the aggregate amount of $232,827. The Convertible Debentures were originally convertible into shares of common stock at the lesser of $0.90 per share or 60% of the five-day average trading price after the daily trading volume exceeded 100,000 shares for 10 consecutive trading days ("Conversion Reset Price"). On June 6, 2005, the Conversion Reset Price was triggered and the Debentures became convertible at $0.60 per share. The

Convertible Debentures originally matured one-year from the issuance date, in November and December 2005 and March 2006 (the "Maturity Date"), respectively. Principal and interest are due in full on the Maturity Date. The Convertible Debenture holders agreed to extend the Maturity Date of their Convertible Debentures six months from their original Maturity Date. In consideration of the extension of the Maturity Date for six months, the Company reduced the conversion price per share of the Convertible Debentures to $0.40 per share. The reduction of the conversion price and the extension of the Maturity Date represent a modification of terms of the Convertible Debentures. Pursuant to EITF Issue No. 96-19, Debtors' Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. Accordingly, during the quarter ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $99,621 related to the $132,827 of principal of the Convertible Debentures that matured during the quarter ended December 31, 2005. The Company recorded the fair value of the new debt of $132,827 and a related discount of $33,206 during the quarter ended December 31, 2005. The Company amortizes the discount using the effective interest method over the remaining extended six-month life of the Convertible Debentures.

During the three months ended December 31, 2005 and 2004, the Company recorded interest expense related to the accretion of the discount on the Convertible Debentures of $10,026 and $0, respectively. As of December 31, 2005, the carrying value of the Convertible Debentures was $209,647, net of unamortized debt discount of $23,180.

Interest expense for the three months ended December 31, 2005 and 2004 related to the Convertible Debentures was $4,695 and $826, respectively. At December 31, 2005, accrued interest related to the Convertible Debentures was $17,852.

CONVERTIBLE NOTE PAYABLE

In November 2004, the Company issued an 8% interest-bearing note payable ("the Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Interest expense for the three months ended December 31, 2005 and 2004 related to the Convertible Note was $504 and $247, respectively. At December 31, 2005, accrued interest related to the Convertible Note was $2,247. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expire on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 has been recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount is amortized as interest expense, using the effective interest method, over the term of the Convertible Note. Total interest expense recorded during the three months ended December 31, 2005 and 2004 related to the accretion of the discount was $1,652 and $0, respectively. As of December 31, 2005, the entire discount of $5,982 had been accreted as interest expense. Therefore, as of December 31, 2005, the carrying value of the Convertible Note was $25,000. As of December 31, 2005, the principal and accrued interest are due and unpaid on the Convertible Note.

The holders of the Convertible Debentures and the Convertible Note have the option to convert all or part of their notes into shares of the Company's common stock effective as of the date of the issuance of the debt. Due to their convertible nature, the Company recorded a total charge due to the beneficial conversion feature of $420,372 ($257,871 in the quarter ended December 31, 2004 and $116,667 in the quarter ended March 31, 2005) in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value method and was charged to interest expense with a corresponding credit to additional paid-in capital at the date of the issuance because the notes were immediately convertible.

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

Note 1 has no stated interest rate but interest has been imputed at 6.25%. Interest expense during the three months ended December 31, 2005 and 2004 related to Note 1 was $17,315 and $28,777, respectively. As of December 31, 2005, the outstanding principal balance under Note 1 is $971,131, all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. As of December 31, 2005, there is no accrued interest payable on Note 1 as the scheduled loan payments have been made in accordance with the payment schedule. Note 1 is secured by the Intellectual Property.

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. Interest expense during the three months ended December 31, 2005 and 2004 related to Note 2 was $3,103 and $371, respectively. As of December 31, 2005, the Company is in default with respect to the scheduled monthly payments. At December 31, 2005, the outstanding principal balance on Note 2 is $75,766 all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. As of December 31, 2005, accrued interest payable on Note 2 was $6,436. Note 2 is unsecured.

During the three months ended December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, the Company entered into sixteen long-term notes payable (collectively "2005 Notes") totaling $224,000, $674,976, $190,000 and $425,000, respectively, to a stockholder company. The 2005 Notes bear interest at 8% per annum. Principal and interest related to the 2005 Notes are due in full two years from the end of the quarter during which they were entered into. Interest expense for the three months ended December 31, 2005 and 2004 related to the 2005 Notes was $29,319 and $0, respectively. At December 31, 2005, the outstanding principal balance on the 2005 Notes is $1,513,976 all of which is included in the long-term debt, stockholders, less current portion, in the consolidated balance sheet. As of December 31, 2005, accrued interest related to the 2005 Notes was $52,751. The 2005 Notes are unsecured.

The following is a schedule of the future minimum principal payments for the quarters ending December 31:

          2006                                            $  1,046,897
          2007                                              1,513,976
                                                          ------------
                                                            2,560,873
          Less current portion                             (1,046,897)
                                                          ------------

                                                          $ 1,513,976
                                                          ============

NOTE  10.  CONVERTIBLE PROMISSORY NOTES, LONG-TERM

CONVERTIBLE PROMISSORY NOTES

On August 29, 2005 and December 8, 2005, the Company issued convertible promissory notes (the "Convertible Promissory Notes") totaling $784,501 and $296,579, respectively. The Convertible Promissory Notes mature on August 29,
2007 and December 31, 2007, respectively ("Maturity Date") at which time the outstanding principal and all accrued interest is due. The Convertible Promissory Notes bear interest at a rate of 10% per annum and are payable upon maturity. Interest expense for the three months ended December 31, 2005 and 2004 related to the Convertible Promissory Notes was $21,943 and $0, respectively. As of December 31, 2005, accrued interest related to the Convertible Promissory Notes was $28,916.

The Company may prepay, without premium or penalty, the principal amount and all accrued interest related to the Convertible Promissory Notes at any time upon ten days prior written notice to the Convertible Promissory Note holder ("Prepayment Date"). The Convertible Promissory Note holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the Convertible Promissory Note and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided however, that the Company is not required to issue more than 2,021,053 shares of common stock upon the conversion of the Convertible Promissory Notes .

The intrinsic value of the Convertible Promissory Notes results in a beneficial conversion feature. In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, the value of the beneficial conversion feature was recorded as a discount on the Convertible Promissory Notes with a corresponding credit to additional paid-in capital at the date of the issuance. Accordingly, the Company recorded a discount of $58,457 and $177,267 during the three months ended December 31, 2005 and September 30, 2005, respectively, related to the Convertible Promissory Notes. The Company amortizes the discount using the effective interest method over the two-year life of the Convertible Promissory Notes.

During the three months ended December 31, 2005 and 2004, the Company recorded interest expense related to the accretion of the discount on the Convertible Promissory Notes of $27,024 and $0, respectively. As of December 31, 2005, the carrying value of the Convertible Promissory Notes was $892,135, net of unamortized debt discount of $188,945.

In connection with the Convertible Promissory Notes, the Company owes a 12.5% financing fee, to an unrelated party, on all funds raised under the terms of the Convertible Promissory Notes. Accordingly, during the three months ended December 31, 2005, the Company paid $37,072 as compensation for raising the funds. The Company recorded the total cash compensation as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three months ended December 31, 2005, the Company recognized $12,258 as interest expense in the consolidated financial statements related to these deferred financing fees.


2006  CONVERTIBLE NOTES

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

Warrants issued in connection with the 2006 Convertible Notes were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $71,330 during the three months ended December 31, 2005. The fair value of the warrants issued during the three months ended December 31, 2005, was determined based on an option pricing model with the following assumptions: warrant lives of 2 years, risk free interest rate of 4.43%, volatility of 383%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $58,670 during the three months ended December 31, 2005 on the 2006 Convertible Notes. The Company amortizes the discount using the effective interest method over the two-year life of the Debentures.

Interest expense for the three months ended December 31, 2005 and 2004 related to the 2006 Convertible Notes was $429 and $0, respectively. As of December 31, 2005, accrued interest on the 2006 Convertible Notes was $429. The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes and amortization of the 2006 Convertible Note discount as a result of the conversion feature of $10 for the three months ended December 31, 2005. As of December 31, 2005 the carrying value of the 2006 Convertible Notes was $10, net of unamortized debt discount of $129,990.

In connection with the 2006 Convertible Notes, the Company paid $14,059 in cash and issued a warrant to purchase 12,000 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrant has an exercise price of $1.00 per share and expires on December 21, 2008. The warrant is fully vested upon issuance and had a fair value of $9,726 at issuance. The Company recorded the total cash compensation and fair value of the warrant as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three months ended December 31, 2005, the Company recognized $991 as interest expense in the consolidated financial statements related to these deferred financing fees.

NOTE  11.  RELATED PARTIES

The Company's interim Chief Executive Officer/Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the three months ended December 31, 2005, services provided by the Interim CEO totaled $52,200. As of December 31, 2005, the Company owed the law firm $71,800, which is included in accounts payable and accrued expenses in the consolidated financial statements.

As of December 31, 2005, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $59,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. (See Note 6, Short-Term Notes Payable to Stockholder).

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

On September 7, 2005, Mr. Redding agreed to accept shares of common stock in forgiveness of unpaid compensation due him. On December 31, 2005, the Company issued Mr. Redding 43,125 shares of common stock in forgiveness of $37,500 of unpaid compensation due to him as of December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the three months ended December 31, 2005.

ESI provides research and development services to the Company on a month-to-month basis. During the three months ended December 31, 2005, the Company incurred a total of approximately $186,294 for such services. As of December 31, 2005, the Company owed ESI $113,861, which is included in accounts payable and accrued expenses in the consolidated financial statements. Mr. Redding, the Company's Executive Vice President of Licensing and Corporate Strategy, is ESI's president and largest stockholder.

NOTE  12.  COMMON STOCK AND WARRANTS

WARRANTS

On October 20, 2004, the Company issued Current Capital Corp. warrants to purchase 300,752 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2006 as partial consideration pursuant to a consulting agreement under which Current Capital agreed to provide financial and investor public relations services and related matters in Canada. The warrants were fully vested upon issuance. During the three months ended December 31, 2004, the Company recognized consulting expense of $195,700 related to the issuance of these warrants.

On December 3, 2004, the Company issued Gary M. Scott warrants to purchase 3,609,023 shares of common stock at an exercise price of $1.33 per share, exercisable through December 31, 2007. Of these warrants, 150,376 warrants were issued pursuant to the terms of an agreement whereby Mr. Scott agreed to extend the due date of a loan to the Company in the principal amount of $500,000 and 3,458,647 warrants were issued pursuant to the terms of a consulting agreement. The 3,458,647 warrants were fully vested upon issuance and had a fair market value of $2,466,563 at issuance. The Company was amortizing the value of the warrants over the three-year term of the consulting agreement, beginning during the quarter ended March 31, 2005. However, on September 22, 2005, the Company entered into an Agreement and Mutual Release with the Mr. Scott, whereby releasing Mr. Scott from being required to perform any further consulting obligations. Accordingly, during the quarter ended September 30, 2005, the Company expensed the remaining unamortized amount of the warrants.

On December 3, 2004, the Company issued Adil Saleh warrants to purchase 225,564 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007 pursuant to a consulting agreement. The warrants were fully vested at issuance. During the three months ended December 31, 2004, the Company recognized consulting expense of $160,228 related to these warrants.

On October 5, 2005, the Company issued Trilogy Capital Partners, Inc. ("Trilogy") warrants to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrants were fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company will amortize, on a straight-line basis, the fair value of these warrants over the one-year consulting agreement as consulting expense, beginning in October 2005. As such, during the three months ended December 31, 2005, the Company recognized consulting expense of $309,114 related to the issuance of these warrants.

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

On September 7, 2005, the Company entered into a letter agreement amending the terms of Mr. Redding's employment agreement. The Company agreed to issue 250,000 shares of common stock as an incentive bonus at such time as the Company received approval to conduct its second human pilot trial on the Technology from an investigative review board, which approval was received in November 2005. Accordingly, the 250,000 shares of common stock were issued in November 2005 and recorded as compensation expense in the amount of the fair value on the date of issuance of $250,000. Additionally, pursuant to the September 7, 2005 letter agreement, Mr. Redding agreed to accept shares of common stock in forgiveness of unpaid salary due him. On December 31, 2005, the Company issued Mr. Redding 43,125 shares of common stock in forgiveness of $37,500 of unpaid salary due to him as of December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the three months ended December 31, 2005.

On November 3, 2005, The Company entered into a consulting agreement whereby the consultants will provide investor relations support. As compensation, the Company issued 20,000 shares of common stock, which have a fair market value on the date of grant of $18,200. As such, during the three months ended December 31, 2005, the Company recognized $18,200 as consulting expense.

On December 7, 2005, the Company entered into a one-year consulting agreement whereby the consultant will provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which have a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three months ended December 31, 2005, the Company recognized $19,708 as consulting expense.

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

CONVERTIBLE NOTES AND WARRANTS

On November 16, 2004, the Company issued a Convertible Note to Kenneth Hovden, an accredited investor. The Convertible Note is in the principal amount of $25,000, bears interest at the rate of 8% per annum, and is convertible into shares of common stock at $.82 per share. The Convertible Note matured on September 30, 2005 and remains unpaid as of the date of this report. In connection with the Convertible Note, the Company issued Mr. Hovden warrants to purchase 15,283 shares of common stock at an exercise price of $1.33 per share. The warrants expired on October 31, 2005 (see Note 8, Short-Term Convertible
Debt).

On December 21, 2005, the Company issued convertible promissory notes ("2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007.

In connection with the 2006 Convertible Notes, the Company issued warrants to purchase 195,000 shares of the Company's common stock at an exercise price of $1.00 per share ("2006 Convertible Note Warrants"). The 2006 Convertible Note Warrants are exercisable until December 21, 2007.

In connection with the 2006 Convertible Notes, the Company paid $14,059 in cash and issued a warrant to purchase 12,000 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrant has an exercise price of $1.00 per share and expires on December 21, 2008. The warrant is fully vested upon issuance.

The number of warrants to purchase common stock outstanding as of December 31, 2005, is as follows:

                                                                 Weighted Average
                                                   Warrants       Exercise Price
                                               ----------------  -----------------
Outstanding at September 30, 2005                    5,945,025   $            1.33

Issued for services                                  2,616,806                0.72
Issued for loan fees                                    12,000                1.00
Issued in consideration of settlement of debt          195,000                1.00

Expired                                                (15,283)               1.33
                                               ----------------  -----------------
Outstanding at December 31, 2005                     8,753,548   $            1.14
                                               ================  =================

The warrants issued during the three months ended December 31, 2005 were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 122% to 383%, risk free interest rates ranging from 4.2% to 4.4%, expected lives ranging from two to three years, and a 0% dividend yield.

ITEM 2. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION.

PLAN OF OPERATION

     The following discussion should be read together with the financial statements and the notes related to those statements included in this Quarterly Report on Form 10-QSB, as well as the other financial information included in the Annual Report on Form 10-KSB for the year ended September 30, 2005 (the "2005 Annual Report") filed by Dermisonics, Inc. ("we," "us," "our" or the "Company"). Some of our discussion is forward-looking and involves risks and uncertainties.

     As previously reported in our 2005 Annual Report, in July 2004 we acquired from Encapsulation Systems, Inc. certain intellectual property encompassing patents pending filed in the United States, the European Community and other jurisdictions around the world and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch (the "Intellectual Property").

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

     Our immediate concern is to raise the funds necessary to meet our current and future financial obligations, liabilities and requirements, contractual and otherwise. We will require capital to, among other things: meet our continuing obligations under the Purchase Agreement, amounting to a total of $1,000,000 over the next year; sustain our daily operations, including rent and other general and administrative expenses; establish a laboratory, including purchasing all of the equipment incident to the continued development of the technology; retain the personnel required to complete development of the technology and meet continuing payroll obligations to such persons; continue to build our intellectual property portfolio and pursue the issuance of patents in the US and abroad; complete the development of a functional prototype of a device that incorporates the technology; and obtain FDA clearance or approval of our drug delivery device. We have not yet identified a source of capital and our failure to raise sufficient capital to satisfy our existing and future obligations and liabilities would result in our having to return the technology to the seller.

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

     On February 1, 2006 Sontra Medical Corporation ("Sontra") announced that it had sent a notice to the Company stating Sontra's belief that, upon commercialization, the Company's U-Strip ultrasonic transdermal delivery system for insulin and other drugs will infringe one or more of Sontra's patents. The Company disputes allegations made by Sontra; Dermisonics does not intend to infringe the intellectual property rights of Sontra, or any other party, now or in the future. Accordingly, Dermisonics is investigating Sontra's allegations and has referred this matter to its patent counsel.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We issued a total of 588,125 shares of common stock, par value $.001 (the "Common Stock") in the quarter ended December 31, 2005, including (i) 20,000 shares of common stock issued in November 2005 for consulting services performed by the van de Kamp Goup, which shares were issued at a value of $0.91 per share and which were to be registered on Form S-8 promulgated under the Securities Act of 1933 (the "Act"), (ii) 250,000 shares of common stock issued in November 2005 to Bruce Redding as compensation pursuant to an employment letter, which shares were issued at a value of $1.00 per share, which transaction was exempt from the registration requirements of Section 4(2) of the Act, (iii) 275,000 shares issued in December 2005 to Robert Trainor in consideration for consulting services to be rendered in Europe over a 12-month period, which shares were issued at a value of $0.86 per share and which were to be registered on Form S-8 promulgated under the Act, and (iv) 43,125 shares issued in December 2005 to Bruce Redding in consideration for consulting services rendered by Mr. Redding from October 2005 to December 2005, which shares were issued at a value of $0.90 per share and which transaction was registered on Form S-8 promulgated under the Act.

     On October 5, 2005, we issued Trilogy Capital Partners, Inc. ("Trilogy") warrants to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement previously filed with the SEC under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The Company has agreed to register the shares underlying the warrants.

     On December 21, 2005, the Company issued convertible promissory notes ("2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007.

     In connection with the 2006 Convertible Notes, the Company issued warrants to purchase 195,000 shares of the Company's common stock at an exercise price of $1.00 per share ("2006 Convertible Note

Warrants"). The 2006 Convertible Note Warrants are exercisable until December 21, 2007. The Company has agreed to register the shares underlying the warrants.

     In connection with the 2006 Convertible Notes, the Company paid $14,059 in cash and issued a warrant to purchase 12,000 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrant has an exercise price of $1.00 per share and expires on December 21, 2008. The warrant is fully vested upon issuance. The Company has agreed to register the shares underlying the warrants.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     During the quarter ended December 31, 2005, the Company borrowed a total of $224,000 from a company that is a stockholder of the Company. The borrowings during the quarter mature December 31, 2007 and bear interest at the rate of 8% per annum, with principal and interest payable at maturity.

ITEM  6.  EXHIBITS.

Exhibit Number  Description                                                      Location Reference
--------------  -----------                                                      ------------------

3.1             Articles of Incorporation.                                                1

3.2             Articles of Incorporation, as amended.                                    1

3.3             First Amended and Restated Bylaws.                                        1

4.1             Form of Subscription Agreement.                                           1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000.                                                         1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000.              1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000.                     1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                        1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                        1

10.6 Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar.


10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover.                         1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                    1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                                1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                       1

10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                1

10.12           Modification Agreement dated February 6, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                1

10.13           Penny Web Inc. Terms and Conditions.                                      1

10.14           Click Agents Corp. Banner Placement Rules.                                1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                              2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                       2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                3

10.19           Agreement with AdDynamix dated October 29, 2002.                          3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                                4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                            5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                         6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                        7


10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                        8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                    8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                            8

10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                             8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                          8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                               8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                            8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                   9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                    9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                             9

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                          10

10.33           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc. dated October 18, 2004.            10

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                         10

10.36           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                       10

10.37           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                           10

10.38           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                    10

10.39           Registration Rights Agreement between Dermisonics, Inc.


                and Ananda Capital Partners, Inc. dated October 18, 2004.                 10

10.40           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                   10

10.41           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                             10

10.42           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                             10

10.43           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                         10

10.45           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                        11

10.46           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                        11

10.47           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                     11

10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                    11

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                        11

10.50           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                     11

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                    11

10.52           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank AG dated
                July 1, 2005.                                                             12

10.53           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                        14

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                        14

10.55           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                        14

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                        14

10.57           Promissory Note dated December 21, 2005 in favor of
                James Ladner.                                                             14

10.58           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner.                                                        14


10.59           Promissory Note dated December 21, 2005 in favor of
                Parmino Finance, Ltd.                                                     14

10.60           Promissory Note dated December 21, 2005 in favor of
                John Vargheses.                                                           14

10.61           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                             14

10.62           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner.                                                        14

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                      14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                             14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                             14

10.66           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                            13

10.67           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                      14

10.68           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce K. Redding Jr. regarding
                Redding Employment Agreement.                                             14

10.69           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005.                                 14

10.70           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein.                                                  14

10.71           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein.                                                    14

10.72           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein.                                                   14

10.73           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum.                                            14

10.74           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                             14

10.75           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer.                                                         14

10.76           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                             14


10.77           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                             14

10.78           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005.                               14

10.79           Form of Promissory Notes with Berra Holdings Ltd., the total indebtedness in accordance with which Promissory Notes is
                $1,513,976 as of December 31, 2005.                                       15

21.1            Subsidiaries of the Registrant.                                           1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.                                        12

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.                12


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

(13) Previously filed as an exhibit to the registrant's Form 8-K dated October 12, 2005.

(14) Previously filed as an exhibit to the registrant's Form 10-KSB for the fiscal year ended September 30, 2005.

(15) Filed as an exhibit to the registrant's Form 10-QSB for the fiscal quarter ended December 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SECOND STAGE VENTURES, INC.

Date: February 21, 2006        By: /s/  Bruce H. Haglund
                                     ---------------------------------------
                                        Bruce H. Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer