Form 10QSB
period 2006-03-31
Dermisonics, Inc
filed 2006-05-12
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 2006 there were 45,662,256 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X]

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                DERMISONICS, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEET
                                         MARCH 31, 2006
                                           (UNAUDITED)


                                             Assets


Current assets:
    Cash                                                                           $    145,893
    Prepaid expenses                                                                  1,296,573
                                                                                   -------------

        Total current assets                                                          1,442,466

Deferred financing fees                                                                 129,749
Intangible assets                                                                    19,458,654
                                                                                   -------------

        Total assets                                                               $ 21,030,869
                                                                                   =============

                          Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
    Accounts payable and accrued expenses                                          $    772,979
    Interest payable                                                                     42,031
    Short-term notes payable to stockholder                                              59,500
    Convertible debentures, net of unamortized discount of $12,145                      220,682
    Convertible note payable                                                             25,000
    Current portion of long-term debt, stockholders                                     984,578
                                                                                   -------------

        Total current liabilities                                                     2,104,770

Long-term debt, stockholders, less current portion                                    1,338,976
Convertible promissory notes, long-term, net of unamortized discount of $291,025        920,055
Interest payable, long-term                                                             133,845

Commitments, contingencies and subsequent events

Shareholders' equity (deficit):
    Common stock, $0.001 par value.  Authorized 100,000,000
        shares; issued and outstanding 40,870,121 shares                                 40,870
    Common stock issuable; 3,712,135 shares                                               3,712
    Additional paid-in capital                                                       30,285,436
    Deficit accumulated during the development stage                                (13,796,795)
                                                                                   -------------

        Total shareholders' equity (deficit)                                         16,533,223


                                                                                   -------------
    Total liabilities and shareholders' equity (deficit)                           $ 21,030,869
                                                                                   =============

                    See accompanying notes to consolidated financial statements.

                                                 DERMISONICS, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD
                                   FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO MARCH 31, 2006
                                                           (UNAUDITED)


                                                        For the Three Months Ended   For the Six Months Ended   Cumulative During
                                                                 March 31,                   March 31,           the Development
                                                           2006           2005          2006          2005            Stage
                                                       -------------  ------------  ------------  ------------  -----------------
Revenue                                                $          -   $         -   $         -   $         -   $              -

Operating expenses:
    Professional fees and research and development
    consulting                                              747,643       518,149     1,683,954     2,481,466         11,241,607
    Loan fees                                                     -             -             -       103,833            187,121
    General and administrative                               50,915        24,127       253,788        72,405            623,442
    Marketing                                                     -             -        33,000             -             33,000
    Loss on extinguishment of convertible debentures         42,500             -       142,121             -            142,121
    Loss on debt settlement                                       -             -         1,313       363,792            368,423
                                                       -------------  ------------  ------------  ------------  -----------------

        Total operating expenses                            841,058       542,276     2,114,176     3,021,496         12,595,714
                                                       -------------  ------------  ------------  ------------  -----------------

Interest expense                                            148,714       209,106       278,059       524,310          1,079,282
                                                       -------------  ------------  ------------  ------------  -----------------
        Loss from continuing operations                     989,772       751,382     2,392,235     3,545,806         13,674,996

Discontinued Operations
    Loss from operations of discontinued segment                  -             -             -             -           (121,799)
                                                       -------------  ------------  ------------  ------------  -----------------

        Net loss                                       $   (989,772)  $  (751,382)  $(2,392,235)  $(3,545,806)  $    (13,796,795)
                                                       =============  ============  ============  ============  =================

Net loss per share (basic and fully diluted)           $      (0.02)  $     (0.03)  $     (0.06)  $     (0.09)

Weighted average shares outstanding used to
    calculate basic and fully diluted net
    loss per share                                       42,002,589    39,341,640    41,591,061    39,237,891

                                           See accompanying notes to consolidated financial statements.

                                                DERMISONICS, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005, AND FOR THE PERIOD
                                   FROM SEPTEMBER 2000 (DATE OF INCEPTION), TO MARCH 31, 2006
                                                           (UNAUDITED)


                                                                                      For the Six Months Ended  Cumulative During
                                                                                              March 31,          the Development
                                                                                         2006          2005           Stage
                                                                                     ------------  ------------  ---------------
Cash flows from operating activities:
  Net loss                                                                           $(2,392,235)  $(3,545,806)  $  (13,796,795)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                              -             -           40,546
    Impairment of software development costs                                                   -             -           11,301
    Impairment of goodwill                                                                     -             -            9,512
    Loss on extinguishment of convertible debentures                                     142,121             -          142,121
    Loss on sale of subsidiary                                                                 -             -              362
    Issuance of common stock and warrants for services and loss on settlement
      of debt                                                                          2,335,217     5,099,944       10,784,179
    Accreted discount on convertible note payable, convertible
      promissory notes, and convertible debentures                                        77,657         1,745          101,743
    Beneficial conversion feature recorded as interest expense related
      to the convertible debentures and convertible note payable                               -       374,539          374,538
    Amortization of debt issuance costs                                                   28,989             -           33,075
    Changes in operating assets and liabilities, net of effects from purchase of subsidiary
      Prepaid expenses                                                                (1,291,505)   (2,261,118)      (1,296,573)
      Accounts payable and accrued expenses                                              432,207       274,666          776,831
      Due to shareholder company                                                               -      (375,000)         375,000
      Interest payable                                                                   102,425        29,335          175,876
                                                                                     ------------  ------------  ---------------

      Net cash used in operating activities                                             (565,124)     (401,695)      (2,268,284)

Cash flows from investing activies:
  Purchase of intangible assets                                                                -       (10,060)        (510,060)
  Purchase of subsidiary                                                                       -             -             (200)
  Purchase of furniture and equipment                                                          -             -             (677)
  Web site development costs                                                                   -             -          (13,246)
  Cash acquired in purchase of subsidiary                                                      -             -           14,420
  Advance to subsidiary                                                                        -             -          (60,000)
                                                                                     ------------  ------------  ---------------

      Net cash used in investing activities                                                    -       (10,060)        (569,763)

Cash flows from financing activies:
  Proceeds from short-term notes payable to stockholder                                        -             -           59,500
  Proceeds from short-term note payable                                                        -             -          500,000
  Proceeds from issuance of convertible debentures                                             -       232,827          232,827
  Proceeds from issuance of stockholder loans                                            239,000       190,000        1,528,976
  Proceeds from issuance of convertible promissory notes                                 296,579             -        1,081,080
  Allocated proceeds from issuance of convertible promissory notes                        58,670             -           58,670
  Allocated proceeds from issuance of warrants attached to convertible promissory
    notes                                                                                 71,330             -           71,330
  Allocated proceeds from issuance of convertible note payable                                 -        19,018           19,018
  Allocated proceeds from issuance of warrants attached to convertible note payable            -         5,982            5,982
  Allocatd proceeds from issuance of common stock                                        172,640       150,000          912,640
  Allocatd proceeds from issuance of warrants attached to common stock                   324,860             -          324,860
  Repayment of short-term note payable                                                         -             -         (500,000)
  Convertible debt and equity issuance costs                                             (98,864)            -         (196,927)
  Repayment of notes payable to stockholders                                            (710,190)     (177,913)      (1,114,016)
                                                                                     ------------  ------------  ---------------

      Net cash provided by financing activities                                          354,025       419,914        2,983,940
                                                                                     ------------  ------------  ---------------

      Increase (decrease) in cash                                                       (211,099)        8,159          145,893

Cash at beginning of period                                                              356,992             -                -
                                                                                     ------------  ------------  ---------------

Cash at end of period                                                                $   145,893   $     8,159   $      145,893
                                                                                     ============  ============  ===============

Supplemental disclosure of cash flow information:
  Debt discount recorded for beneficial conversion feature                           $   321,285   $         -   $      504,534
  Cash paid for interest                                                             $    44,100   $   117,619   $      251,968
  Due to shareholder settled by issuance of warrants                                 $         -   $         -   $      375,000

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

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $13,796,795 for the period from September 1, 2000 (date of inception) to March 31, 2006. The Company has sold its only operating subsidiary and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

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

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At March 31, 2006, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.

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

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through March 31, 2006, all research and development costs were paid to third parties and are included in professional fees and research and development consulting expense in these consolidated financial statements.

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

Excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2006, because their effect would be antidilutive, are warrants to acquire 10,929,992 shares of common stock with a weighted-average exercise price of $0.96 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2006 are 612,556 shares of common stock that may be issued if investors exercise their conversion right under the Convertible Debentures and the Convertible Note as discussed in Note 8, "Short-Term Convertible Debt," because their effect would be antidilutive.

Excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2005, because their effect would be antidilutive, are warrants to acquire 5,845,024 shares of common stock with a weighted-average exercise price of $1.33 per share.

During the three and six months ended March 31, 2006 and 2005 services were received by the Company for common shares that were issued subsequent to year-end. For purposes of net loss per share computations, these issuable shares have been included as outstanding as of the date the services were received by the Company.

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

COMPREHENSIVE  INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to March 31, 2006.


NOTE  3.  ACQUISITION  OF  INTELLECTUAL  PROPERTY

As described in Note 1, the Company purchased Intellectual Property in exchange for 18,000,000 shares of common stock, notes payable in the total amount of $1,908,594, and cash of $500,000. The aggregate purchase price was allocated to the value of assets acquired as follows:

          Patent rights                                $ 19,200,000
          Trademarks                                        248,594
                                                       ------------

                                                       $ 19,448,594
                                                       ============


NOTE  4.  STOCK  BASED  COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company's stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

Since the Company did not issue stock options to employees during the three and six months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

NOTE  5.  DUE  TO  SHAREHOLDER  COMPANY

On April 30, 2004, the Company entered into an oral agreement with Integrated Inventions (Canada), Inc. ("III") for services III rendered with respect to the acquisition by the Company of the Intellectual Property described in Note 1. During the year ended September 30, 2004, the Company issued shares of common stock in partial consideration for these services. The unpaid balance due for these services amounted to $375,000. In February 2005, the Company issued 416,667 shares of common stock and warrants to purchase up to 208,333 shares of common stock at an exercise price of $1.33 per share in consideration of the settlement of the $375,000 payable. As a result, during the three and six months ended March 31, 2005, the Company recognized a loss of approximately $360,000 in connection with the settlement of this debt.

NOTE  6.  SHORT-TERM  NOTES  PAYABLE  TO  STOCKHOLDER

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000 (the "Morris Notes"). The Morris Notes were due on September 30, 2004 and the $9,500 loan was due on August 31, 2004. Pursuant to their terms, the Morris Notes do not bear interest. As of March 31, 2006 the outstanding combined balance on the Morris Notes was $59,500. As of March 31, 2006, The Morris Notes were in default. There is no default interest rate.

NOTE  7.  SHORT-TERM  NOTE  PAYABLE

On June 30, 2004, the Company received a $500,000 loan (the "Promissory Note") from an unrelated individual in connection with the purchase of the Intellectual Property from ESI. The $500,000 was used for part of the consideration for the acquisition of the Intellectual Property. The Promissory Note was due on December 17, 2004. The stated interest rate is 10% but because the Promissory Note was in default, default interest was accruing at $605 per day. Since the Company was in default under the Promissory Note, the Company entered into a loan extension agreement ("the Extension Agreement") that extended the time in which to repay the Promissory Note. In accordance with the terms of the Extension Agreement, the Company incurred a related loan fee of $187,121, $12,113 of which was paid in cash in January 2005 and $103,833 of which was paid by issuing warrants to purchase up to 150,376 shares of common stock at an exercise price of $1.33 per share.

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note, the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005. Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005). The unpaid consulting fee at March 31, 2006 of $40,000 is included in accounts payable and accrued expenses.

Interest expense related to the Promissory Note for the three and six months ended March 31, 2006 was $0. Interest expense related to the Promissory Note for the three and six months ended March 31, 2005 was $54,450 and $81,561, respectively.

NOTE  8.  SHORT-TERM  CONVERTIBLE  DEBT

CONVERTIBLE  DEBENTURES

In November and December 2004, and March 2005, the Company issued one-year, 8% interest bearing debentures (the "Convertible Debentures") to five unrelated individuals in the aggregate amount of $232,827. The Convertible Debentures were originally convertible into shares of common stock at the lesser of $0.90 per share or 60% of the five-day average trading price after the daily trading volume exceeded 100,000 shares for 10 consecutive trading days ("Conversion Reset Price"). On June 6, 2005, the Conversion Reset Price was triggered and the Debentures became convertible at $0.60 per share. The Convertible Debentures originally matured one-year from the issuance date, in November and December 2005 and March 2006 (the "Maturity Date"), respectively. Principal and interest are due in full on the Maturity Date. The Convertible Debenture holders agreed to extend the Maturity Date of their Convertible Debentures six months from their original Maturity Date. In consideration of the extension of the Maturity Date for six months, the Company reduced the conversion price per share of the Convertible Debentures to $0.40 per share. The reduction of the conversion price and the extension of the Maturity Date represent a modification of terms of the Convertible Debentures ("Modified Convertible Debentures"). Pursuant to EITF Issue No. 96-19, Debtors' Accounting for a Modification or
Exchange of Debt Instruments, and EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. Accordingly, during the three months ended March 31, 2006, the Company recorded a loss on extinguishment of debt of $42,500 related to the $100,000 of principal of the Modified Convertible Debentures that matured during the quarter ended March 31, 2006. During the six months ended March 31, 2006, the Company recorded a loss on extinguishment of debt of $142,121 related to the $232,827 of principal of the Modified Convertible Debentures that matured during the six months ended March 31, 2006. As a result of the modification of the Convertible Debentures, the Company recorded the fair value of the new debt of $232,827 and a related discount of $33,206. The Company amortizes the discount using the effective interest method over the remaining extended six-month life of the Modified Convertible Debentures.

ACCRETION  OF  DISCOUNT  RECORDED  AS  INTEREST  EXPENSE -CONVERTIBLE DEBENTURES

During the three and six months ended March 31, 2006, the Company did not record any interest expense related to the accretion of the discount initially recorded for the Convertible Debentures as this discount was already fully amortized. During the three and six months ended March 31, 2005, the Company recorded interest expense related to the accretion of the discount initially recorded for the Convertible Debentures of $116,667 and $347,709, respectively.

ACCRETION OF DISCOUNT RECORDED AS INTEREST EXPENSE - MODIFIED CONVERTIBLE DEBENTURES

During the three and six months ended March 31, 2006, the Company recorded interest expense related to the accretion of the discount on the Modified Convertible Debentures of $11,035 and $21,061, respectively. During the three and six months ended March 31, 2005, the Company recorded no interest expense related to the accretion of the discount on the Modified Convertible Debentures.

As of March 31, 2006, the carrying value of the Modified Convertible Debentures was $220,682, net of unamortized debt discount of $12,145.

Interest expense for the three and six months ended March 31, 2006 related to the Modified Convertible Debentures was $4,592 and $9,287, respectively. Interest expense for the three and six months ended

March 31, 2005 related to the Modified Convertible Debentures was $2,993 and $3,819, respectively. At March 31, 2006, accrued interest related to the Modified Convertible Debentures was $22,445.

CONVERTIBLE  NOTE  PAYABLE

In November 2004, the Company issued an 8% interest-bearing note payable (the "Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Interest expense for the three and six months ended March 31, 2006 related to the Convertible Note Payable was $493 and $997, respectively. Interest expense for the three and six months ended March 31, 2005 related to the Convertible Note Payable was $493 and $740, respectively. At March 31, 2006, accrued interest related to the Convertible Note was $2,740. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expire on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 was recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount is amortized as interest expense, using the effective interest method, over the term of the Convertible Note. Total interest expense recorded during the three and six months ended March 31, 2006 related to the accretion of the discount was $0 and $1,652, respectively. Total interest expense recorded during the three and six months ended March 31, 2005 related to the accretion of the discount was $1,346 and $1,346, respectively. As of March 31, 2006, the entire discount of $5,982 had been accreted as interest expense. Therefore, as of March 31, 2006, the carrying value of the Convertible Note was $25,000. As of March 31, 2006, the principal and accrued interest are due and unpaid on the Convertible Note.

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

Note 1 has no stated interest rate but interest has been imputed at 6.25%. Interest expense during the three and six months ended March 31, 2006 related to
Note 1 was $10,643 and $27,958, respectively. Interest expense during the three and six months ended March 31, 2005 related to Note 1 was $29,385 and $58,162, respectively. As of March 31, 2006, the outstanding principal balance under Note 1 is $731,773, all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. As of March 31, 2006, there is no accrued interest payable on Note 1 as the scheduled loan payments have been made in accordance with the payment schedule. Note 1 is secured by the Intellectual Property.

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. Interest expense during the three and six months ended March 31, 2006 related to
Note 2 was $9,706 and $12,810. Interest expense during the three and six months ended March 31, 2005 related to Note 2 was $3,078 and $3,449, respectively. As of March 31, 2006, there is no accrued interest payable on Note 2 as the Company is current with respect to payments. At March 31, 2006, the outstanding principal balance on Note 2 is $62,805 all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. Note 2 is unsecured.

During the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, the Company entered into seventeen notes payable (collectively the "Stockholder Notes") totaling $15,000, $224,000, $674,976, $190,000 and $425,000, respectively, to a stockholder company. The Stockholder Notes bear interest at 8% per annum. Principal and interest related to the Stockholder Notes are due in full two years from the end of the quarter during which they were entered into. Interest expense for the three and six months ended March 31, 2006 related to the Stockholder Notes was $29,911 and $59,230, respectively. At March 31, 2006, the outstanding principal balance on the Stockholder Notes is $1,528,976, $190,000 of which is included in the current portion of long-term debt, stockholders and $1,338,976 of which is included in the long-term debt, stockholders, less current portion, in the consolidated balance sheet. As of March 31, 2006, accrued interest related to the Stockholder Notes was $82,661 of which $16,846 is included in the current portion of interest payable and $65,815 of which is included in the interest payable, long term in the consolidated balance sheet. The Stockholder Notes are unsecured.

The following is a schedule of the future minimum principal payments for the 12 months ending March 31:

          2007                                      $   984,578
          2008                                        1,338,976
                                                    ------------

                                                      2,323,554
          Less current portion                         (984,578)
                                                    ------------

                                                    $ 1,338,976
                                                    ============


NOTE  10.  CONVERTIBLE  PROMISSORY  NOTES,  LONG-TERM

CONVERTIBLE PROMISSORY NOTES

On August 29, 2005 and December 8, 2005, the Company issued convertible promissory notes (the "Convertible Promissory Notes") totaling $784,501 and $296,579, respectively. The Convertible Promissory Notes mature on August 29, 2007 and December 31, 2007, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Convertible Promissory Notes bear interest at a rate of 10% per annum and are payable upon maturity. Interest expense for the three and six months ended March 31, 2006 related to the Convertible Promissory Notes was $27,027 and $48,970, respectively. There was no interest expense recorded for the three and six months ended March 31, 2005 related to the Convertible Promissory Notes. As of March 31, 2006, accrued interest related to the Convertible Promissory Notes was $55,943.

The Company may prepay, without premium or penalty, the principal amount and all accrued interest related to the Convertible Promissory Notes at any time upon ten days prior written notice to the Convertible Promissory Note holder ("Prepayment Date"). The Convertible Promissory Note holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the Convertible Promissory Note and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided, however, that the Company is not required to issue more than 2,021,053 shares of common stock upon the conversion of the Convertible Promissory Notes .

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

During the three and six months ended March 31, 2006 the Company recorded interest expense related to the accretion of the discount on the Convertible Promissory Notes of $27,873 and $54,896, respectively. There was no interest expense recorded for the three and six months ended March 31, 2005 related to the accretion of the discount on the Convertible Promissory Notes. As of March 31, 2006, the carrying value of the Convertible Promissory Notes was $920,007, net of unamortized debt discount of $161,073.

In connection with the Convertible Promissory Notes, the Company owes a 12.5% financing fee, to an unrelated party, on all funds raised under the terms of the Convertible Promissory Notes. Accordingly, during the three months ended December 31, 2005, the Company paid $37,072 as compensation for raising the funds. The Company recorded the total cash compensation as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three and six months ended March 31, 2006, the Company recognized $12,258 and $24,516, respectively, as interest expense in the consolidated financial statements related to these deferred financing fees.

2006  CONVERTIBLE  NOTES

On December 21, 2005, the Company issued convertible promissory notes (the "2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007. Accrued interest is payable on the first anniversary of the 2006 Convertible Notes and at maturity. The Company may prepay, with a prepayment penalty equal to two months' interest, the principal amount and all accrued interest related to the 2006 Convertible Notes at any time upon sixty days prior written notice to the 2006 Convertible Note holder. The 2006 Convertible Note holders may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the 2006 Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 or 80% of the average closing bid price per share of common stock during the ten trading days immediately prior to any such conversion.

In connection with the 2006 Convertible Notes, the Company also issued warrants to purchase 195,000 shares of the Company's common stock at an exercise price of $1.00 per share ("2006 Convertible Note Warrants"). The 2006 Convertible Note Warrants are exercisable until December 21, 2007.

Warrants issued in connection with the 2006 Convertible Notes were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $71,330 during the three months ended December 31, 2005. The fair value of the warrants issued during the three months ended December 31, 2005, was determined based on an option pricing model with the following assumptions: warrant lives of two years, risk free interest rate of 4.43%, volatility of 383%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $58,670 during the three months ended December 31, 2005 on the 2006 Convertible Notes. The Company amortizes the discount using the effective interest method over the two-year life of the Debentures.

Interest expense for the three and six months ended March 31, 2006 related to the 2006 Convertible Notes was $11,657 and $12,086, respectively. There was no interest expense recorded for the three and six months ended March 31, 2005 related to the 2006 Convertible Notes. As of March 31, 2006, accrued interest on the 2006 Convertible Notes was $12,086. The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $38 and $48 for the three and six months ended March 31, 2006. There was no interest expense recorded for the three and six months ended March 31, 2005 related to the accretion of the discount on the 2006 Convertible Notes. As of March 31, 2006 the carrying value of the 2006 Convertible Notes was $48, net of unamortized debt discount of $129,952.

In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance and had a combined fair value of $11,897 at issuance. The Company recorded the total cash compensation and fair value of the warrants as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three and six months ended March 31, 2006, the Company recognized $3,482 and $4,473 as interest expense in the consolidated financial statements related to these deferred financing fees.

NOTE  11.  RELATED  PARTIES

The Company's interim Chief Executive Officer/Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the three and six months ended March 31, 2006, services provided by the Interim CEO's law firm totaled $63,300 and $115,500. As of March 31, 2006, the Company owed the law firm $81,900, which is included in accounts payable and accrued expenses in the consolidated financial statements.

As of March 31, 2006, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $59,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. (See Note 6, Short-Term Notes Payable to Stockholder).

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

On September 7, 2005, Mr. Redding agreed to accept shares of common stock in forgiveness of unpaid compensation due him. On December 31, 2005, the Company issued Mr. Redding 43,125 shares of common stock in forgiveness of $37,500 of unpaid compensation due to him as of December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the six months ended March 31, 2006. As of March 31, 2006, the Company owed Mr. Redding $24,578 in unpaid compensation.

ESI provides research and development services to the Company on a month-to-month basis. During the three and six months ended March 31, 2006, the Company incurred a total of approximately $94,745 and $281,039, respectively, for such services. As of March 31, 2006, the Company owed ESI $221,528, which is included in accounts payable and accrued expenses in the consolidated financial statements. Mr. Redding, the Company's Executive Vice President of Licensing and Corporate Strategy, is ESI's president and largest stockholder, and ESI is the Company's largest stockholder.

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

On January 17, 2005, the Company issued Georg Hochwimmer warrants to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through December 31, 2007 pursuant to a consulting agreement. One hundred fifty thousand of the warrants vested as of September 30, 2005; the remaining 75,000 warrants vested on January 31, 2006.

On October 5, 2005, the Company issued Trilogy Capital Partners, Inc. ("Trilogy") warrants to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrants were fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company amortizes, on a straight-line basis, the fair value of these warrants over the one-year consulting agreement as consulting expense, beginning in October 2005. As such, during the three and six months ended March 31, 2006, the Company recognized consulting expense of $309,114 and $618,228, respectively, related to the issuance of these warrants.

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

On December 7, 2005, the Company entered into a one-year consulting agreement whereby the consultant will provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which have a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and six months ended March 31, 2006, the Company recognized $59,125 and $78,833, respectively, as consulting expense.

On March 14, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and consult with the Company concerning the capitalization of the Company and helping with private financings. As compensation, the Company issued 300,000 shares of common stock, which have a fair market value on the date of grant of $171,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three months ended March 31, 2006, the Company recognized $14,250 as consulting expense.

On March 15, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and help with marketing and strategic planning in connection with the development, maintenance and growth of a market in the U.S. for the U-Strip and ancillary products. As compensation, the Company issued 325,000 shares of common stock, which have a fair market value on the date of grant of $172,250. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three months ended March 31, 2006, the Company recognized $14,354 as consulting expense.

On March 16, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide financial and investor public relations. As compensation, the Company issued 400,000 shares of common stock, which have a fair market value on the date of grant of $212,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three months ended March 31, 2006, the Company recognized $17,667 as consulting expense.

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

On February 2, 2005, the Company issued 416,667 shares of common stock to Integrated Inventions (Canada) Inc. ("III") valued at $738,792 and warrants to purchase 208,333 shares of common stock at an exercise price of $1.33 per share exercisable through December 31, 2007. The fair value of the warrants to purchase 208,333 shares of common was $97,125 at the date of issuance. The common stock and warrants were issued in consideration for the forgiveness of $375,000 of indebtedness of the Company to III. Accordingly, during the year ended September 30, 2005, the Company recognized a loss on debt settlement of $363,792.

On February 1, 2006, the Company approved the offering (the "2006 Offering") of 5,200,000 units (the "Units") for a total offering price of $1,300,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25. The warrants are exercisable at any time prior to the second anniversary from the date of grant. During the three months ended March 31, 2006, the Company raised $497,500 and issued 1,990,000 shares of common stock and warrants to purchase up to 1,990,000 shares of stock in accordance with the terms of the 2006 Offering.

In connection with the 2006 Offering, the Company paid $46,000 in cash and issued two warrants to purchase a combined 184,000 shares of common stock as compensation for raising the funds. The warrants have an exercise price of $0.25 per share. The warrant to purchase 20,000 shares of common stock expires on February 28, 2006. The warrant to purchase 164,000 shares of common stock expires on March 31, 2008. The warrants are fully vested upon issuance.

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

In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance.

The number of warrants to purchase common stock outstanding as of March 31, 2006, is as follows:


                                                                                   Weighted Average
                                                                       Warrants     Exercise Price
                                                                      -----------  -----------------
Outstanding at September 30, 2005                                      5,945,025   $            1.33

Issued for services                                                    2,803,250                0.69
Issued for loan fees                                                      12,000                1.00
Issued in consideration of settlement of debt                            195,000                1.00
Issued in connection with sale of common stock and attached warrants   1,990,000                0.25

Expired                                                                  (15,283)               1.33
                                                                      -----------
Outstanding at March 31, 2006                                         10,929,992   $            0.96
                                                                      ===========

The warrants issued during the six months ended March 31, 2006 were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 71% to 383%, risk free interest rates ranging from 4.2% to 4.8%, expected lives ranging from two to three years, and a 0% dividend yield.

NOTE  13.  SUBSEQUENT  EVENTS

Subsequent to March 31, 2006, and as of the date of this report, the Company has raised $213,500 and issued 854,000 shares of common stock and warrants to purchase up to 854,000 shares of common stock in accordance with the terms of the 2006 Offering. Additionally, pursuant to a commission agreement, the Company has incurred $19,500 of commission related fees and issued warrants to purchase 78,000 shares of common stock at $0.25 per share.

In April 2006, the Company entered into a one year consulting agreement in which the consultant will render advice and assistance to the Company in connection with financial and investor public relations and related matters in the Federal Republic of Germany. As compensation for such consulting services, the Company will issue 300,000 shares of common stock to the consultant. Additionally, pursuant to the terms of the consulting agreement, the Company expects to reimburse the consultant for approximately $90,000 of expenses related to the consulting services rendered.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

       On February 1, 2006 Sontra Medical Corporation ("Sontra") announced that it had sent a notice to the Company stating Sontra's belief that, upon commercialization, that the Company's U-Strip ultrasonic transdermal delivery system for insulin and other drugs will infringe one or more of Sontra's patents. The Company disputes allegations made by Sontra; Dermisonics does not intend to infringe the intellectual property rights of Sontra, or any other party, now or in the future. Accordingly, Dermisonics is investigating Sontra's allegations and has referred this matter to its patent counsel.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     We issued a total of 3,340,000 shares of common stock, par value $.001 (the "Common Stock") in the quarter ended March 31, 2006, including (i) 300,000 shares of common stock issued in March 2006 for consulting services to be performed over a 12-month period by Alan Fein, which shares were issued at a value of $0.57 per share, which transaction was exempt from the registration requirements of Section 4(2) of the Act, (ii) 325,000 shares of common stock issued in March 2006 for consulting services to be performed over a 12-month period by Michael Stock, which shares were issued at a value of $0.53 per share, and which were to be registered on Form S-8 promulgated under the Act, (iii) 400,000 shares issued in March 2006 for consulting services to be performed over a 12-month period by International Market Trend, which shares were issued at a value of $0.53 per share, which transaction was exempt from the registration requirements of Section 4(2) of the Act, and (iv) 325,000 shares issued in March 2006 for consulting services to be performed over a 12-month period by Valdemiro Pacheco, which shares were issued at a value of $0.70 per share and which transaction was registered on Form S-8 promulgated under the Act.

     In February 2006, we issued various Stock Purchase Agreements in which we sold shares of common stock at a purchase price of $0.25 per share. The Stock Purchase Agreements have attached warrants whereby for every shares of common stock purchased, we will issue a warrant to purchase one additional share of common stock at an exercise price of $0.25 per share. The warrants are exercisable at any time prior to February 28, 2008. During the three months ended March 31, 2006, we issued 350,000 shares of common stock and warrants to purchase up to 350,000 shares of stock in accordance with the terms of the Stock Purchase Agreements.

     In connection with the Stock Purchase Agreements, we issued a warrant to purchase 20,000 shares of common stock as compensation for raising the funds. The warrant has an exercise price of $0.25 per share and expires on February 28, 2008. The warrant is fully vested upon issuance.

     In March 2006, we approved the offering (the "2006 Offering") of 4,000,000 units (the "Units") for a total offering price of $1,000,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25. The warrants are exercisable at any time prior to March 31, 2008. During the three months ended March 31, 2006 we issued 1,640,000 shares of common stock and warrants to purchase up to 1,640,000 shares of stock in accordance with the terms of the 2006 Offering.

     In  connection  with  the  2006  Offering,  we issued a warrant to purchase
164,000 shares of common stock as compensation for raising the funds. The warrant has an exercise price of $0.25 per share and expires on March 31, 2008. The warrant is fully vested upon issuance.

     In connection with the 2006 Convertible Notes, during the quarter ended March 31, 2006 we issued a warrant to purchase 2,444 shares of common stock to one of the 2006 Convertible Note holders as additional compensation for raising the funds. The warrant has an exercise price of $1.00 per share and expires on December 21, 2008. The warrant is fully vested upon issuance. We have agreed to register the shares underlying the warrants.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     During the quarter ended March 31, 2006, the Company borrowed a total of $15,000 from a company that is a stockholder of the Company. The borrowings during the quarter mature March 31, 2008 and bear interest at the rate of 8% per annum, with principal and interest payable at maturity.

ITEM  6.  EXHIBITS.

Exhibit Number  Description                                                      Location Reference
--------------  -----------                                                      ------------------
3.1             Articles of Incorporation.                                                1

3.2             Articles of Incorporation, as amended.                                    1

3.3             First Amended and Restated Bylaws.                                        1

4.1             Form of Subscription Agreement.                                           1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000.                                                         1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000.              1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000.                     1

10.4 Share Purchase Agreement dated October 5, 2000 by and among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,


                Brad W. Rudover and Brent Snejdar.                                        1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                        1

10.6 Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar.

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover.                         1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                    1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                                1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                       1

10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                1

10.12           Modification Agreement dated February 6, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                1

10.13           Penny Web Inc. Terms and Conditions.                                      1

10.14           Click Agents Corp. Banner Placement Rules.                                1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                              2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                       2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                3

10.19           Agreement with AdDynamix dated October 29, 2002.                          3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                                4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                5


10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                            5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                         6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                        7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                        8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                    8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                            8

10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                             8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                          8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                               8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                            8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                   9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                    9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                             9

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                          10

10.33           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc. dated October 18, 2004.            10

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                         10

10.36           Registration Rights Agreement between Dermisonics, Inc.


                and BX Inc. dated October 18, 2004.                                       10

10.37           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                           10

10.38           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                    10

10.39           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.                 10

10.40           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                   10

10.41           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                             10

10.42           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                             10

10.43           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                         10

10.45           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                        11

10.46           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                        11

10.47           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                     11

10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                    11

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                        11

10.50           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                     11

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                    11

10.52           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank AG dated
                July 1, 2005.                                                             12

10.53           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                        14

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                        14

10.55           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                        14


10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                        14

10.57           Promissory Note dated December 21, 2005 in favor of
                James Ladner.                                                             14

10.58           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner.                                                        14

10.59           Promissory Note dated December 21, 2005 in favor of
                Parmino Finance, Ltd.                                                     14

10.60           Promissory Note dated December 21, 2005 in favor of
                John Vargheses.                                                           14

10.61           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                             14

10.62           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner.                                                        14

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                      14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                             14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                             14

10.66           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                            13

10.67           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                      14

10.68           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce K. Redding Jr. regarding
                Redding Employment Agreement.                                             14

10.69           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005.                                 14

10.70           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein.                                                  14

10.71           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein.                                                    14

10.72           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein.                                                   14

10.73           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum.                                            14


10.74           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                             14

10.75           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer.                                                         14

10.76           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                             14

10.77           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                             14

10.78           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005.                               14

10.79           Form of Promissory Notes with Berra Holdings Ltd., the total
                Indebtedness in accordance with which Promissory Notes is
                $1,528,976 as of March 31, 2006.                                          15

21.1            Subsidiaries of the Registrant.                                           1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.                                        12

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.                12


----------------------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

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

                               SECOND STAGE VENTURES, INC.

Date: May 11, 2006             By: /s/  Bruce H. Haglund
                                  ---------------------------------------
                                        Bruce H. Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer