Form 10QSB
period 2006-06-30
Dermisonics, Inc
filed 2006-08-21
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 2006 there were 46,146,256 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X]

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                DERMISONICS, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEET
                                         JUNE 30, 2006
                                          (UNAUDITED)

                                             Assets

Current assets:
    Prepaid expenses                                                              $    975,531
                                                                                 --------------

        Total current assets                                                           975,531

Deferred financing fees                                                                109,375
Intangible assets                                                                   19,458,654
                                                                                  -------------

        Total assets                                                              $ 20,543,560
                                                                                  =============

                               Liabilities and Shareholders' Deficit

Current Liabilities:
    Accounts payable and accrued expenses                                         $    965,519
    Interest payable                                                                   111,376
    Short-term notes payable to stockholder                                             59,500
    Convertible debentures, net of unamortized discount of $0                          232,827
    Convertible note payable                                                            25,000
    Current portion of long-term debt, stockholders                                  1,409,578
                                                                                  -------------

        Total current liabilities                                                    2,803,800

Long-term debt, stockholders, less current portion                                     913,976
Convertible promissory notes, long-term, net of unamortized discount of $262,142       948,938
Interest payable, long-term                                                            156,392

Commitments, contingencies and subsequent events

Shareholders' deficit:
    Common stock, $0.001 par value.  Authorized 100,000,000
        shares; issued and outstanding 45,946,256 shares                                45,946
    Common stock issuable; 200,000 shares                                                  200
    Additional paid-in capital                                                      30,786,772
    Deficit accumulated during the development stage                               (15,112,464)
                                                                                  -------------

        Total shareholders' deficit                                                 15,720,454

                                                                                  -------------
    Total liabilities and shareholders' deficit                                   $ 20,543,560
                                                                                  =============


           See accompanying notes to consolidated financial statements

                                               DERMISONICS, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD
                                  FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO JUNE 30, 2006
                                                          (UNAUDITED)

                                                                                                                  Cumulative
                                                         For the Three Months Ended  For the Nine Months Ended    During the
                                                                  June 30,                    June 30,            Development
                                                             2006          2005          2006          2005          Stage
                                                         ------------  ------------  ------------  ------------  -------------
Revenue                                                  $         -   $         -   $         -   $         -   $          -

Operating expenses:
  Professional fees and research and development
  consulting                                               1,011,441       736,295     2,695,395     3,217,761     12,253,048
  Loan fees                                                        -             -             -       103,833        187,121
  General and administrative                                 150,557        25,067       437,345        97,472        806,999
  Loss on extinguishment of convertible debentures                 -             -       142,121             -        142,121
  Loss on debt settlement                                          -             -         1,313       363,792        368,423
                                                         ------------  ------------  ------------  ------------  -------------

    Total operating expenses                               1,161,998       761,362     3,276,174     3,782,858     13,757,712
                                                         ------------  ------------  ------------  ------------  -------------

Interest expense                                             153,671        98,950       431,730       623,260      1,232,953
                                                         ------------  ------------  ------------  ------------  -------------
    Loss from continuing operations                        1,315,669       860,312     3,707,904     4,406,118     14,990,665

Discontinued Operations
  Loss from operations of discontinued segment                     -             -             -             -       (121,799)
                                                         ------------  ------------  ------------  ------------  -------------

    Net loss                                             $(1,315,669)  $  (860,312)  $(3,707,904)  $(4,406,118)  $(15,112,464)
                                                         ============  ============  ============  ============  =============

Net loss per share (basic and fully diluted)             $     (0.03)  $     (0.02)  $     (0.09)  $     (0.11)

Weighted average shares outstanding used to
  calculate basic and fully diluted net loss per share    45,781,333    39,208,098    42,980,487    39,776,466


           See accompanying notes to consolidated financial statements

                                           DERMISONICS, INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD
                               FROM SEPTEMBER 2000 (DATE OF INCEPTION), TO JUNE 30, 2006
                                                      (UNAUDITED)

                                                                      For the Nine Months Ended    Cumulative During
                                                                               June 30,            the Development
                                                                        2006            2005              Stage
                                                                  ----------------  -------------  -------------------
Cash flows from operating activities:
  Net loss                                                        $    (3,707,904)  $ (4,406,118)  $      (15,112,464)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                               -              -               40,546
    Impairment of software development costs                                    -              -               11,301
    Impairment of goodwill                                                      -              -                9,512
    Loss on extinguishment of convertible debentures                      142,121              -              142,121
    Loss on sale of subsidiary                                                  -              -                  362
    Issuance of common stock and warrants for services, loss
      on settlement
      of debt, and settlement of intellectual property lawsuit          2,644,117      5,305,415           11,093,079
    Accreted discount on convertible note payable, convertible
      promissory notes, and convertible debentures                        118,685          2,787              142,771
    Beneficial conversion feature recorded as
      interest expense related
      to the convertible debentures and convertible note payable                -        374,539              374,538
    Amortization of debt issuance costs                                    49,363              -               53,449
    Changes in operating assets and liabilities, net of effects from purchase of subsidiary
      Prepaid expenses                                                   (970,463)    (2,048,180)            (975,531)
       Accounts payable and accrued expenses                              624,747         43,864              969,371
      Due to shareholder company                                                -              -              375,000
      Interest payable                                                    194,317         17,839              267,768
                                                                  ----------------  -------------  -------------------

      Net cash used in operating activities                              (905,017)      (709,854)          (2,608,177)

Cash flows from investing activies:
  Purchase of intangible assets                                                 -        (10,060)            (510,060)
  Purchase of subsidiary                                                        -              -                 (200)
  Purchase of furniture and equipment                                           -              -                 (677)
  Web site development costs                                                    -              -              (13,246)
  Cash acquired in purchase of subsidiary                                       -              -               14,420
  Advance to subsidiary                                                         -              -              (60,000)
                                                                  ----------------  -------------  -------------------

      Net cash used in investing activities                                     -        (10,060)            (569,763)

Cash flows from financing activies:
  Proceeds from short-term notes payable to stockholder                         -              -               59,500
  Proceeds from short-term note payable                                         -              -              500,000
  Proceeds from issuance of convertible debentures                              -        232,827              232,827
  Proceeds from issuance of stockholder loans                             239,000        615,000            1,528,976
  Proceeds from issuance of convertible promissory notes                  296,579              -            1,081,080
  Allocated proceeds from issuance of convertible
    promissory notes                                                       58,670              -               58,670
  Allocated proceeds from issuance of warrants attached to
    convertible promissory notes                                           71,330              -               71,330
  Allocated proceeds from issuance of convertible
    note payable                                                                -         19,018               19,018
  Allocated proceeds from issuance of warrants attached to
    convertible note payable                                                    -          5,982                5,982
  Allocatd proceeds from issuance of common stock                         244,789        260,000              984,789
  Allocatd proceeds from issuance of warrants
    attached to common stock                                              466,211              -              466,211
  Repayment of short-term note payable                                          -              -             (500,000)
  Convertible debt and equity issuance costs                             (118,364)             -             (216,427)
  Repayment of notes payable to stockholders                             (710,190)      (405,944)          (1,114,016)
                                                                  ----------------  -------------  -------------------

      Net cash provided by financing activities                           548,025        726,883            3,177,940
                                                                  ----------------  -------------  -------------------

      Increase (decrease) in cash                                        (356,992)         6,969                    -

Cash at beginning of period                                               356,992              -                    -
                                                                  ----------------  -------------  -------------------

Cash at end of period                                             $             -   $      6,969   $                -
                                                                  ================  =============  ===================

Supplemental disclosure of cash flow information:
  Debt discount recorded for beneficial
    conversion feature                                            $       321,285   $      5,982   $          504,534
  Cash paid for interest                                          $        44,100   $    223,663   $          251,968
  Due to shareholder settled by issuance of warrants              $             -   $    375,000   $          375,000


          See accompanying notes to consolidated financial statements

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

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $15,112,464 for the period from September 1, 2000 (date of inception) to June 30, 2006. The Company has sold its only operating subsidiary and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

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

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At June 30, 2006, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually.


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

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through June 30, 2006, all research and development costs were paid to third parties and are included in professional fees and research and development consulting expense in these consolidated financial statements.

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

Excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2006, because their effect would be antidilutive, are warrants to acquire 11,861,992 shares of common stock with a weighted-average exercise price of $0.91 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2006 are 3,676,380 shares of common stock that may be issued if investors exercise their conversion right under the Convertible Debentures and the Convertible Note as discussed in Note 8, "Short-Term Convertible Debt," and Note 10, "Convertible Promissory Notes, Long-Term," because their effect would be antidilutive.

Excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2005, because their effect would be antidilutive, are warrants to acquire 5,945,025 shares of common stock with a weighted-average exercise price of $1.33 per share.

During the three and nine months ended June 30, 2006 and 2005 services were received by the Company for common shares that were issued subsequent to year-end. For purposes of net loss per share computations, these issuable shares have been included as outstanding as of the date the services were received by the Company.

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

COMPREHENSIVE INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to June 30, 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN No, 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

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
                                                  -----------

                                                  $19,448,594
                                                  ===========

During the quarter ended March 31, 2005, the Company capitalized an additional $10,060 related to the issuance of a new patent. As of June 30, 2006, intangible assets was $19,458,654.

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

Since the Company did not issue stock options to employees during the three and nine months ended June 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

NOTE 5.  DUE TO SHAREHOLDER  COMPANY

On April 30, 2004, the Company entered into an oral agreement with Integrated Inventions (Canada), Inc. ("III") for services III rendered with respect to the acquisition by the Company of the Intellectual Property described in Note 1. During the year ended September 30, 2004, the Company issued shares of common stock in partial consideration for these services. The unpaid balance due for these services amounted to $375,000. In February 2005, the Company issued 416,667 shares of common stock and warrants to purchase up to 208,333 shares of common stock at an exercise price of $1.33 per share in consideration of the settlement of the $375,000 payable. As a result, during the three months ended March 31, 2005, the Company recognized a loss of approximately $360,000 in connection with the settlement of this debt.

NOTE 6.  SHORT-TERM NOTES PAYABLE TO STOCKHOLDER

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000, which were due on September 30, 2004. The third promissory note in the amount of $9,500 was due on August 31, 2004. These three promissory notes (the "Morris Notes) do not bear interest. As of June 30, 2006 the outstanding combined balance on the Morris Notes was $59,500. As of June 30, 2006, the Morris Notes were in default. There is no default interest rate.

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

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note, the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005. Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005). The unpaid consulting fee at June 30, 2006 of $40,000 is included in accounts payable and accrued expenses.

Interest expense related to the Promissory Note for the three and nine months ended June 30, 2006 was $0. Interest expense related to the Promissory Note for the three and nine months ended June 30, 2005 was $55,055 and $136,616, respectively.

NOTE 8.  SHORT-TERM CONVERTIBLE DEBT

CONVERTIBLE  DEBENTURES

In November and December 2004, and March 2005, the Company issued one-year, 8% interest bearing debentures (the "Convertible Debentures") to five unrelated individuals in the aggregate amount of $232,827. The Convertible Debentures were originally convertible into shares of common stock at the lesser of $0.90 per share or 60% of the five-day average trading price after the daily trading volume exceeded 100,000 shares for 10 consecutive trading days ("Conversion Reset Price"). On June 6, 2005, the Conversion Reset Price was triggered and the Debentures became convertible at $0.60 per share. The Convertible Debentures originally matured one-year from the issuance date, in November and December 2005 and March 2006 (the "Maturity Date"), respectively. Principal and interest are due in full on the Maturity Date. The Convertible Debenture holders agreed to extend the Maturity Date of their Convertible Debentures six months from their original Maturity Date. In consideration of the extension of the Maturity Date for six months, the Company reduced the conversion price per share of the Convertible Debentures to $0.40 per share, increasing the maximum total number of shares issuable upon conversion to 582,068 shares of common stock. The reduction of the conversion price and the extension of the Maturity Date represent a modification of terms of the Convertible Debentures ("Modified Convertible Debentures"). Pursuant to EITF Issue No. 96-19, Debtors' Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. Accordingly, during the three months ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $99,621 related to the $132,827 of principal of the Modified Convertible Debentures that matured during the quarter ended December 31, 2005. During the three months ended March 31, 2006, the Company recorded a loss on extinguishment of debt of $42,500 related to the $100,000 of principal of the Modified Convertible Debentures that matured during the quarter ended March 31, 2006. Accumulatively, the Company recorded a loss on extinguishment of debt of $142,121 during the nine months ended June 30, 2006. As a result of the modification of the Convertible Debentures, the Company recorded the fair value of the new debt of $232,827 and a related discount of $33,206. The Company amortized the discount using the effective interest method over the remaining extended six-month life of the Modified Convertible Debentures.

As of June 30, 2006, $132,827 of the Modified Convertible Debentures have reached their extended maturity date. As of the date of this report, the Company and the Modified Convertible Debenture holders have not reached an agreement to further extend the maturity dates of the Modified Convertible Debentures. As such, as of June 30, 2006, the Company is in default with respect to the repayment of the principal and accrued interest related to $132,827 of the Modified Convertible Debentures. Pursuant to the terms of the Modified
Convertible  Debenture  agreement,  in  an  event  of  default,  the  Modified
Convertible Debentures shall be redeemed at a redemption price per Modified Convertible Debenture equal to 120% of the outstanding principal amount of the Modified Convertible Debenture, plus accrued interest at an interest rate of 13% as a default interest rate.

ACCRETION OF DISCOUNT RECORDED AS INTEREST EXPENSE -CONVERTIBLE DEBENTURES

During the three and nine months ended June 30, 2006, the Company did not record any interest expense related to the accretion of the discount initially recorded for the Convertible Debentures as this discount was already fully amortized. During the three and nine months ended June 30, 2005, the Company recorded interest expense related to the accretion of the discount initially recorded for the Convertible Debentures of $0 and $347,709, respectively.

ACCRETION OF DISCOUNT RECORDED AS INTEREST EXPENSE - MODIFIED CONVERTIBLE DEBENTURES

During the three and nine months ended June 30, 2006, the Company recorded interest expense related to the accretion of the discount on the Modified Convertible Debentures of $12,145 and $33,206, respectively. During the three and nine months ended June 30, 2005, the Company did not record any interest expense related to the accretion of the discount on the Modified Convertible Debentures.

As of June 30, 2006, the discount related to the Modified Convertible Debentures was fully amortized. As of June 30, 2006, the carrying value of the Modified Convertible Debentures is $232,827.

8% CASH INTEREST EXPENSE AND 13% DEFAULT INTEREST EXPENSE -MODIFIED CONVERTIBLE DEBENTURES

Interest expense for the three and nine months ended June 30, 2006 related to the Modified Convertible Debentures was $5,150 and $14,437, respectively. Interest expense for the three and nine months ended June 30, 2005 related to the Modified Convertible Debentures was $4,644 and $8,463, respectively. At June 30, 2006, accrued interest related to the Modified Convertible Debentures was $27,595.

CONVERTIBLE  NOTE  PAYABLE

In November 2004, the Company issued an 8% interest-bearing note payable (the "Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Interest expense for the three and nine months ended June 30, 2006 related to the Convertible Note Payable was $2,729 and $3,726, respectively. Interest expense for the three and nine months ended June 30, 2005 related to the Convertible Note Payable was $499 and $1,238, respectively. At June 30, 2006, accrued interest related to the Convertible Note was $5,468. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expired on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 was recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount is amortized as interest expense, using the effective interest method, over the term of the Convertible Note. Total interest expense recorded during the three and nine months ended June 30, 2006 related to the accretion of the discount was $0 and $1,652, respectively. Total interest expense recorded during the three and nine months ended June 30, 2005 related to the accretion of the discount was $1,042 and $2,787, respectively. As of June 30, 2006, the entire discount of $5,982 had been accreted as interest expense. Therefore, as of June 30, 2006, the carrying value of the Convertible Note was $25,000. As of June 30, 2006, the principal and accrued interest are due and unpaid on the Convertible Note.

Subsequent to June 30, 2006, the Company repaid the outstanding principal balance on the Convertible Note of $25,000 and accrued interest as of the repayment date of $5,729, for a total Convertible Note settlement of $30,729.

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

Note 1 has no stated interest rate but interest has been imputed at 6.25%. Interest expense during the three and nine months ended June 30, 2006 related to
Note 1 was $11,434 and $39,392, respectively. Interest expense during the three and nine months ended June 30, 2005 related to Note 1 was $24,087 and $82,249, respectively. As of June 30, 2006, the outstanding principal balance under Note 1 is $731,773, all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. As of June 30, 2006, accrued interest payable on Note 1 is $11,434 as the scheduled loan payment due on June 1, 2006 was not made until subsequent to June 30, 2006. Note 1 is secured by the Intellectual Property.

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. Interest expense during the three and nine months ended June 30, 2006 related to
Note 2 was $10,856 and $23,666, respectively. Interest expense during the three and nine months ended June 30, 2005 related to Note 2 was $3,738 and $7,187, respectively. As of June 30, 2006, accrued interest payable on Note 2 is $10,856. At June 30, 2006, the outstanding principal balance on Note 2 is
$62,805 all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. Note 2 is unsecured.

During the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, the Company entered into seventeen notes payable (collectively the "Stockholder Notes") totaling $15,000, $224,000, $674,976, $190,000 and $425,000, respectively, to a stockholder company. The Stockholder Notes bear interest at 8% per annum. Principal and interest related to the Stockholder Notes are due in full two years from the end of the quarter during which they were entered into. Interest expense for the three and nine months ended June 30, 2006 related to the Stockholder Notes was $30,496 and $89,726, respectively. At June 30, 2006, the outstanding principal balance on the Stockholder Notes is $1,528,976, $615,000 of which is included in the current portion of long-term debt, stockholders and $913,976 of which is included in the long-term debt, stockholders, less current portion, in the consolidated balance sheet. As of June 30, 2006, accrued interest related to the Stockholder Notes was $113,157 of which $56,022 is included in the current portion of interest payable and $57,135 of which is included in the interest payable, long term in the consolidated balance sheet. The Stockholder Notes are unsecured.

The following is a schedule of the future minimum principal payments for the twelve months ending June 30:

          2007                                      $ 1,409,578
          2008                                          913,976
                                                    ------------

                                                      2,323,554
          Less current portion                       (1,409,578)
                                                    ------------

                                                    $   913,976
                                                    ============

NOTE 10.  CONVERTIBLE PROMISSORY NOTES, LONG-TERM

CONVERTIBLE PROMISSORY NOTES

On August 29, 2005 and December 8, 2005, the Company issued convertible promissory notes (the "Convertible Promissory Notes") totaling $784,501 and $296,579, respectively. The Convertible Promissory Notes mature on August 29, 2007 and December 31, 2007, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Convertible Promissory Notes bear interest at a rate of 10% per annum and are payable upon maturity. Interest expense for the three and nine months ended June 30, 2006 related to the Convertible Promissory Notes was $27,327 and $76,297, respectively. There was no interest expense recorded for the three and nine months ended June 30, 2005 related to the Convertible Promissory Notes. As of June 30, 2006, accrued interest related to the Convertible Promissory Notes was $83,271.

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

During the three and nine months ended June 30, 2006 the Company recorded interest expense related to the accretion of the discount on the Convertible Promissory Notes of $28,747 and $83,643, respectively. There was no interest expense recorded for the three and nine months ended June 30, 2005 related to the accretion of the discount on the Convertible Promissory Notes. As of June 30, 2006, the carrying value of the Convertible Promissory Notes was $948,754, net of unamortized debt discount of $132,326.

In connection with the Convertible Promissory Notes, the Company owes a 12.5% financing fee, to an unrelated party, on all funds raised under the terms of the Convertible Promissory Notes. Accordingly, during the three months ended December 31, 2005, the Company paid $37,072 as compensation for raising the funds. The Company recorded the total cash compensation as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three and nine months ended June 30, 2006, the Company recognized $16,892 and $41,408, respectively, as interest expense in the consolidated financial statements related to these deferred financing fees.

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

Interest expense for the three and nine months ended June 30, 2006 related to the 2006 Convertible Notes was $3,900 and $15,986, respectively. There was no interest expense recorded for the three and nine months ended June 30, 2005 related to the 2006 Convertible Notes. As of June 30, 2006, accrued interest on the 2006 Convertible Notes was $15,986. The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $136 and $184 for the three and nine months ended June 30, 2006. There was no interest expense recorded for the three and nine months ended June 30, 2005 related to the accretion of the discount on the 2006 Convertible Notes. As of June 30, 2006 the carrying value of the 2006 Convertible Notes was $184, net of unamortized debt discount of $129,816.

In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance and had a combined fair value of $11,897 at issuance. The Company recorded the total cash compensation and fair value of the warrants as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three and nine months ended June 30, 2006, the Company recognized $3,482 and $7,955, respectively, as interest expense in the consolidated financial statements related to these deferred financing fees.

NOTE 11.  RELATED PARTIES

The Company's interim Chief Executive Officer/Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the three and nine months ended June 30, 2006, services provided by the Interim CEO's law firm totaled $62,100 and $177,600. As of June 30, 2006, the Company owed the law firm $106,600, which is included in accounts payable and accrued expenses in the consolidated financial statements.

As of June 30, 2006, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $59,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. (See Note 6, Short-Term Notes Payable to Stockholder).

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

On September 7, 2005, Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of unpaid compensation earned and due to him through December 31, 2005. Of the total 152,135 shares of common stock, 109,010 shares of common stock were issued to settle $94,792 of unpaid compensation due to Mr. Redding as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on September 30, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317 during the quarter ended September 30, 2005. The remaining 43,125 shares of common stock were issued to settle $37,500 of unpaid compensation due to Mr. Redding for his salary earned during the quarter ended December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on December 31, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the quarter ended December 31, 2005. As of June 30, 2006, the Company owed Mr. Redding $30,378 in unpaid compensation.

ESI provides research and development services to the Company on a month-to-month basis. During the three and nine months ended June 30, 2006, the Company incurred a total of approximately $72,496 and $353,535, respectively, for such services. As of June 30, 2006, the Company owed ESI $277,694, which is included in accounts payable and accrued expenses in the consolidated financial statements. Mr. Redding, the Company's Executive Vice President of Licensing and Corporate Strategy, is ESI's president and largest stockholder, and ESI is the Company's largest stockholder. Additionally, Mr. Redding was elected to the Company's board of directors on July 7, 2006.

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

On April 13, 2005, the Company issued Robert L. Watson warrants to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007. The warrants were subject to a vesting schedule; however, pursuant to a termination agreement with Mr. Watson on June 30, 2005, the Company agreed to vest 100,000 of the warrants and cancel the remaining 125,000 warrants. During the three and nine months ended June 30, 2005, the Company recognized consulting expense of $74,792 related to these warrants. See " - Common Stock" below.

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

On September 7, 2005, the Company entered into a letter agreement amending the terms of Mr. Redding's employment agreement. The Company agreed to issue 250,000 shares of common stock as an incentive bonus at such time as the Company received approval to conduct its second human pilot trial on the Technology from an investigative review board, which approval was received in November 2005. Accordingly, the 250,000 shares of common stock were issued in November 2005 and recorded as compensation expense in the amount of the fair value on the date of issuance of $250,000. Additionally, pursuant to the September 7, 2005 letter agreement, Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of unpaid compensation earned and due to him through December 31, 2005. Of the total 152,135 shares of common stock, 109,010 shares of common stock were issued to settle $94,792 of unpaid compensation due to Mr. Redding as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on September 30, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317 during the quarter ended September 30, 2005. The remaining 43,125 shares of common stock were issued to settle $37,500 of unpaid compensation due to Mr. Redding for his salary earned during the quarter ended December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on December 31, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the quarter ended December 31, 2005. As of June 30, 2006, the Company owed Mr. Redding $30,378 in unpaid compensation.

On November 3, 2005, the Company entered into a consulting agreement whereby the consultants will provide investor relations support. As compensation, the Company issued 20,000 shares of common stock, which have a fair market value on the date of grant of $18,200. As such, during the three months ended December 31, 2005, the Company recognized $18,200 as consulting expense.

On December 7, 2005, the Company entered into a one-year consulting agreement whereby the consultant will provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which have a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2006, the Company recognized $59,125 and $137,958, respectively, as consulting expense.

On March 14, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and consult with the Company concerning the capitalization of the Company and helping with private financings. As compensation, the Company issued 300,000 shares of common stock, which have a fair market value on the date of grant of $171,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2006, the Company recognized $42,750 and $57,000, respectively, as consulting expense.

On March 15, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and help with marketing and strategic planning in connection with the development, maintenance and growth of a market in the U.S. for the U-Strip and ancillary products. As compensation, the Company issued 325,000 shares of common stock, which have a fair market value on the date of grant of $172,250. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2006, the Company recognized $43,063 and $57,417, respectively, as consulting expense.

On March 16, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide financial and investor public relations. As compensation, the Company issued 400,000 shares of common stock, which have a fair market value on the date of grant of $212,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2006, the Company recognized $53,000 and $70,667, respectively, as consulting expense.

On April 5, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide financial and investor public relations and related matters in the Federal Republic of Germany. As compensation, the Company issued 300,000 shares of common stock, which have a fair market value on the date of grant of $201,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three months ended June 30, 2006, the Company recognized $50,250 as consulting expense.

During the quarter ended June 30, 2006, the Company issued 50,000 shares of common stock pursuant to a consulting agreement whereby the consultant will provide advice to, undertake for, and consult with the Company concerning strategic planning, and corporate development in connection with the operation of the business of the Company. The 50,000 shares of common stock have a fair market value on the date of grant of $27,500. As such, during the three months ended June 30, 2006, the Company recognized $27,500 as consulting expense.

On May 15, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice to, undertake for and consult with the Company concerning the capitalization of the Company and shall be specifically responsible for assisting in the negotiation and completion of private financings for the Company. As compensation, the Company issued 160,000 shares of common stock, which have a fair market value on the date of grant of $46,400. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three months ended June 30, 2006, the Company recognized $3,867 as consulting expense.

Subsequent to June 30, 2006, the Company entered into a settlement agreement whereby, the Company will issue 200,000 shares of common stock to an unrelated party in consideration of any intellectual property claims that the unrelated party may have against the Company. Additionally, the Company will pay the unrelated party $30,000 in cash of which $15,000 is payable by September 30, 2006 and the remaining $15,000 by December 31, 2006. Since the issuance of the 200,000 shares of common stock and $30,000 cash payment relate to intellectual property claims that arose from the intellectual property purchased from ESI in July 2004, the Company will recorded an accrual at June 30, 2006 for the $30,000 as well as recognize the estimated value of the 200,000 shares of common stock. Accordingly, included in professional fees and research and development consulting in the consolidated financial statements for the three months ended June 30, 2006 is $64,000. The settlement agreement is subject to court approval and will become effective upon issuance of the court's order approving the settlement.

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

On February 1, 2006, the Company approved the offering (the "2006 Offering") of 5,200,000 units (the "Units") for a total offering price of $1,300,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25. The warrants are exercisable at any time prior to the second anniversary from the date of grant. During the three months ended March 31, 2006, the Company raised $497,500 and issued 1,990,000 shares of common stock and warrants to purchase up to 1,990,000 shares of stock in accordance with the terms of the 2006 Offering. During the three months ended June 30, 2006, the Company raised $213,500 and issued 854,000 shares of common stock and warrants to purchase up to 854,000 shares of common stock in accordance with the terms of the 2006 Offering.

In connection with the 2006 Offering, the Company paid $65,500 in cash and issued five warrants to purchase a combined 262,000 shares of common stock as compensation for raising the funds. The warrants have an exercise price of $0.25 per share. One warrant to purchase 20,000 shares of common stock expires on February 28, 2006. The four warrants to purchase a combined 242,000 shares of common stock expire on March 31, 2008. The warrants are fully vested upon issuance.

CONVERTIBLE NOTES AND WARRANTS

On November 16, 2004, the Company issued a Convertible Note to Kenneth Hovden, an accredited investor. The Convertible Note is in the principal amount of $25,000, bears interest at the rate of 8% per annum, and is convertible into shares of common stock at $.82 per share. The Convertible Note matured on September 30, 2005. In connection with the Convertible Note, the Company issued Mr. Hovden warrants to purchase 15,283 shares of common stock at an exercise price of $1.33 per share. The warrants expired on October 31, 2005. On July 18, 2006, the Company repaid the outstanding principal balance on the Convertible Note of $25,000 and accrued interest as of the repayment date of $5,729, for a total Convertible Note settlement of $30,729. (see Note 8, Short-Term Convertible Debt).

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

The number of warrants to purchase common stock outstanding as of June 30, 2006, is as follows:

                                                                                      Weighted Average
                                                                         Warrants      Exercise Price
                                                                      --------------  -----------------
Outstanding at September 30, 2005                                         5,945,025   $            1.33

Issued for services                                                       2,881,250                0.68
Issued for loan fees                                                         12,000                1.00
Issued in consideration of settlement of debt                               195,000                1.00
Issued in connection with sale of common stock and attached warrants      2,844,000                0.25

Expired                                                                     (15,283)               1.33
                                                                      --------------
Outstanding at June 30, 2006                                             11,861,992   $            0.91
                                                                      ==============

The warrants issued during the nine months ended June 30, 2006 were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 71% to 383%, risk free interest rates ranging from 3.7% to 4.8%, expected lives ranging from two to three years, and a 0% dividend yield.

NOTE 13.  SUBSEQUENT EVENTS

In August 2006, the Company issued 4,100,000 shares of common stock to Mercatus & Partners Ltd. at a purchase price of $0.25 per share for proceeds of $1,025,000, $25,000 of which was received in July 2006. In connection with the sale of the shares, the Company also issued Mercatus & Partners Ltd. a warrant to purchase 4,100,000 shares of common stock at $0.25 per share (the "Mercatus Warrants"). The Mercatus Warrants are exercisable until August 15, 2009.

In July 2006, the Company issued a convertible promissory note to Staples Management, Inc. (the "Staples Note") in the amount of $500,000. The Staples Note bears interest at 10% per annum and matures on July 14, 2007. Accrued interest is payable on the first anniversary of the Staples Note and at maturity. The Company may prepay, without a prepayment penalty, the principal amount and all accrued interest related to the Staples Note at any time upon written notice to the Staples Note holder. In an event of default (as described in the Staples Note) or on any prepayment date, The Staples Note holder may convert all or any portion of the outstanding principal balance of the Staples Note and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 75% of the average closing price per share of common stock during the ten trading days immediately prior to any such conversion.

In connection with the Staples Note, the Company also issued a warrant to purchase 3,125,000 shares of the Company's common stock at an exercise price of $0.16 per share ("Staples Note Warrants"). The Staples Note Warrants are exercisable until July 19, 2009.

In August 2006, the Company signed a settlement agreement whereby the Company will issue 200,000 shares of common stock to an unrelated party in consideration of any intellectual property claims that the unrelated party may have against the Company. Additionally, the Company will pay the unrelated party $30,000 in cash of which $15,000 is payable by September 30, 2006 and the remaining $15,000 by December 31, 2006. Since the issuance of the 200,000 shares of common stock and $30,000 cash payment relate to intellectual property claims that arose from the intellectual property purchased from ESI in July 2004, the Company will recorded an accrual at June 30, 2006 for the $30,000 as well as recognize the estimated value of the 200,000 shares of common stock. Accordingly, included in professional fees and research and development consulting in the consolidated financial statements for the three months ended June 30, 2006 is $64,000. The settlement agreement is subject to court approval and will become effective upon issuance of the court's order approving the settlement.

On July 18, 2006, the Company repaid the outstanding principal balance on the Convertible Note of $25,000 and accrued interest as of the repayment date of $5,729, for a total Convertible Note settlement of $30,729 (See Note 8. Short-Term Convertible Debt - Convertible Note Payable).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We issued a total of 1,564,000 shares of common stock, par value $.001 (the "Common Stock") during the quarter ended June 30, 2006, including (i) 300,000 shares of common stock issued in April 2006 for consulting services to be performed over a 12-month period by EurXchange, Consulting Ltd., which shares were issued at a value of $0.67 per share, which transaction was exempt from the registration requirements of Section 4(2) of the Act, (ii) 50,000 shares of common stock issued in April 2006 for consulting services to be performed over a 12-month period by the Avalon International Group, which shares were issued at a value of $0.55 per share, which transaction was exempt from the registration requirements of Section 4(2) of the Act, (iii) 160,000 shares issued in May 2006 for consulting services to be performed over a 12-month period by Aaron Lasry, which shares were issued at a value of $0.29 per share, which transaction was exempt from the registration requirements of Regulation S, and (iv) 200,000 shares issuable as of June 30, 2006 for settlement of an intellectual property lawsuit, which shares were issued at a value of $0.17 per share, which transaction was exempt from the registration requirements of Section 4(2) of the Act.

     On February 1, 2006, we approved the offering (the "2006 Offering") of 5,200,000 units (the "Units") for a total offering price of $1,300,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25. The warrants are exercisable at any time prior to the second anniversary from the date of grant. During the three months ended June 30, 2006, we raised $213,500 and issued 854,000 shares of common stock and warrants to purchase up to 854,000 shares of common stock in accordance with the terms of the 2006 Offering.

     In connection with the 2006 Offering, during the three months ended June 30, 2006, we paid $19,500 in cash and issued warrants to purchase a combined 242,000 shares of common stock as compensation for raising the funds. The warrants have an exercise price of $0.25 per share and expire on March 31, 2008. The warrants are fully vested upon issuance.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS.

                                                                                     Location
Exhibit Number  Description                                                          Reference
--------------  -------------------------------------------------------------------  ---------
3.1             Articles of Incorporation.                                                1

3.2             Articles of Incorporation, as amended.                                    1

3.3             First Amended and Restated Bylaws.                                        1

4.1             Form of Subscription Agreement.                                           1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000.                                                         1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000.              1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000.                     1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                        1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                        1

10.6 Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar.

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover.                         1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                    1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                                1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                       1


10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                1

10.12           Modification Agreement dated February 6, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                1

10.13           Penny Web Inc. Terms and Conditions.                                      1

10.14           Click Agents Corp. Banner Placement Rules.                                1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                              2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                       2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                3

10.19           Agreement with AdDynamix dated October 29, 2002.                          3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                                4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                            5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                         6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                        7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                        8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                    8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                            8


10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                             8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                          8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                               8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                            8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                   9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                    9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                             9

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                         10

10.33           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc.
                dated October 18, 2004.                                                  10

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                        10

10.36           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                      10

10.37           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                          10

10.38           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                   10

10.39           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.                10

10.40           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                  10

10.41           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                            10

10.42           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                            10


10.43           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                        10

10.45           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                       11

10.46           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                       11

10.47           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                    11

10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                   11

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                       11

10.50           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                    11

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                   11

10.52           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank AG dated
                July 1, 2005                                                             12

10.53           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG                                                        14

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG                                                        14

10.55           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG                                                        14

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                       14

10.57           Promissory Note dated December 21, 2005 in favor of
                James Ladner.                                                            14

10.58           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner.                                                       14

10.59           Promissory Note dated December 21, 2005 in favor of
                Parmino Finance, Ltd.                                                    14

10.60           Promissory Note dated December 21, 2005 in favor of
                John Vargheses.                                                          14

10.61           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                            14


10.62           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner.                                                       14

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                     14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                            14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                            14

10.66           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                           13

10.67           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                     14

10.68           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce K. Redding Jr. regarding
                Redding Employment Agreement.                                            14

10.69           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005.                                14

10.70           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein.                                                 14

10.71           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein.                                                   14

10.72           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein.                                                  14

10.73           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum.                                           14

10.74           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                            14

10.75           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer.                                                        14

10.76           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                            14

10.77           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                            14

10.78           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005.                              14

10.79           Form of Promissory Notes with Berra Holdings Ltd., the total
                Indebtedness in accordance with which Promissory Notes is
                1,528,976 as of June 30, 2006.                                           15


10.80           Consulting Agreement between Avalon International Group and
                Dermisonics, Inc. dated November 21, 2005.

10.81           Consulting Agreement between Alan Fein and Dermisonics, Inc.
                dated March 14, 2006.

10.82           Consulting Agreement between Michael Stock and Dermisonics, Inc.
                dated March 15, 2006.

10.83           Consulting Agreement between International Market Trend, Inc. and
                Dermisonics, Inc. dated March 16, 2006.

10.84           Consulting Agreement EurXchange Consulting Ltd. and
                Dermisonics, Inc. dated April 5, 2006.

10.85           Consulting Agreement between Aaron Lasry and Dermisonics, Inc.
                dated May 15, 2006.

10.86 Form of $.25 Warrant for 2006 Private Placement Offering of Shares at $.25 per share.

10.87           Form of Settlement Agreement dated August __, 2006 among Sandra
                McElligott, Dermisonics, Inc. and Encapsulation Systems, Inc.

10.88           Promissory Note dated July 14, 2006 in favor of Staples
                Management Inc.                                                          16

10.89           Warrant Agreement dated July 14, 2006 in favor of Staples
                Management Inc.                                                          16

21.1            Subsidiaries of the Registrant.                                           1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302
                of the Sarbanes-Oxley Act of 2002.                                       12

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.               12


_________________________
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

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

(16) Previously filed as an exhibit to the registrant's Form 8-K on July 19, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SECOND STAGE VENTURES, INC.

Date: August 21, 2006          By: /s/  Bruce H. Haglund
                                  -------------------------------------
                                        Bruce H. Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer