Form 10KSB
period 2006-09-30
Dermisonics, Inc
filed 2007-02-16
CIK 1127470

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

            [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             to
                                          ------------    ------------

                         COMMISSION FILE NUMBER 00-32903
                                                --------

                                DERMISONICS, INC.
                                -----------------
                 (Name of Small Business Issuer in Its Charter)

                     NEVADA                         98-0233859
                     ------                         ----------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

             2 PARK PLAZA, SUITE 450                   92614
               IRVINE, CALIFORNIA                      -----
               ------------------                    (Zip Code)
     (Address of principal executive offices)

                                 (949) 733-1101
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                               $0.001 PAR VALUE


     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     The issuer's revenues for the fiscal year ended September 30, 2006 were $0.

     The aggregate market value of the Common Stock held by non-affiliates was approximately $5,000,000 based upon the closing price of the Common Stock of $0.16, as reported by the NASDAQ Over-the-Counter Bulletin Board ("OTCBB") on February 14, 2007.


     There were 49,224,005 shares of common stock, $0.001 par value per share, outstanding as of February 14, 2007.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

     TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT.  YES  [ ]  NO  [X]

                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

Description                                                     Page Number

--------------------------------------------------------------------------------
                                     PART I
                                     ------

ITEM 1          DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . .  1

ITEM 2          DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . 22

ITEM 3          LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . 23

ITEM 4          SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . 23

                                    PART II
                                    -------


ITEM 5          MARKET FOR COMMON EQUITY, RELATED
                STOCKHOLDER MATTERS AND SMALL
                BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES. . . . 23

ITEM 6          MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATION . . . . . . . . . . . . . . . . . . 27

ITEM 7          FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .F-1

ITEM 8          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . 30

ITEM 8A         CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . 30

ITEM 8B         OTHER INFORMATION . . . . . . . . . . . . . . . . . . 30


                                    PART III
                                    --------


ITEM 9          DIRECTORS AND EXECUTIVE OFFICERS. . . . . . . . . . . 31

ITEM 10         EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . 32

ITEM 11         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . 34

ITEM 12         CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . 36

ITEM 13         EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . 37

ITEM 14         PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . 44

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS.

     On July 28, 2004, Dermisonics, Inc. (formerly Second Stage Ventures, Inc.) entered into an Asset Purchase Agreement (the "Purchase Agreement") with
Encapsulation Systems, Inc. and its wholly owned subsidiary, Echo RX, Inc. (collectively, "ESI"), pursuant to which we acquired certain intellectual property encompassing patents pending filed with the United States Patent and Trademark Office and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch (the "U-Strip Technology").

     Also on July 28, 2004, we sold certain assets relating to our easytrivia.com business to a former director of the Company who developed that business concept.

     On December 1, 2006, Dermisonics, Inc. (the "Company" or "Dermisonics") received a notice of default from ESI as a result of the Company's inability to make the final payment of $250,000 due under the Purchase Agreement with ESI.

     On January 24, 2007, Bruce K. Redding notified the Company that he was resigning as the Company's Executive Vice President. Mr. Redding did not resign as a member of the Board of Directors of the Company. Mr. Redding is also the Chief Executive Officer, a member of the Board of Directors, and majority shareholder of ESI, the largest shareholder of the Company.

     On January 24, 2007, Mr. Redding also notified the Company that ESI considers the Company in breach of the Company's final $250,000 payment obligation under the terms of the Purchase Agreement. The Purchase Agreement provided for a $500,000 initial payment and eight quarterly payments of $250,000 as part of the consideration for the purchase by the Company of patent and other rights relating to the U-Strip Technology. The final $250,000 payment was due on December 1, 2006, subject to the Company's right to cure any default during the 30-day period following receipt of notice from ESI ("cure period").

     On December 28, 2006, the Board of Directors of the Company considered an offer for a $500,000 capital infusion (the "$500,000 Offer"), which could if accepted have provide capital to make the final payment obligation of $250,000 during the cure period. Based on the representation by Mr. Redding that ESI would permit a further extension of the cure period to allow the Company the time to raise the capital for the payment on terms more favorable to the Company than the $500,000 Offer, the Company rejected the $500,000 Offer. On December 29, 2006, Mr. Redding notified the Company that any decision to extend the cure period for the final payment would be determined by the ESI Board of Directors, with Mr. Redding abstaining from any vote on the matter.

     In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply a portion of monies owed Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with Redmoor, the Company would be indebted to Redmoor for $250,000 and the final $250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid to by ESI to Redmoor in cash in December 2006 but had not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2006 Tender"). ESI rejected the January 2006 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended ESI also asserted that the patent rights and related technology comprising the U-Strip Technology purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

     Management of the Company believes that the January 2006 Tender was a bona fide attempt to cure the default of the final $250,000 payment, and will seek to enforce its rights through litigation against ESI if a satisfactory settlement of the dispute cannot be achieved.

     In addition to what ESI has billed the Company for research and development consulting services, ESI has informed the Company that it has spent approximately $385,000 on the development of one of the new applications of the U-Strip Technology designed to deliver cosmetic formulations to the surface of the skin (the "U-Wand"). ESI has asserted that it owns the rights to the U-Wand; however, the Company believes that the technology related to the U-Wand is part of the U-Strip Technology owned by the Company. If the Company is able to demonstrate that it is the owner of the rights to the U-Wand through litigation or settle the questions of ownership of the U-Wand rights through settlement negotiations with ESI, the Company would have an additional liability for the expenses incurred by ESI in the development of the U-Wand. The $385,000 is not reflected in the Company's Consolidated Financial Statements.

     ESI has also asserted that the Company owes ESI $90,000 for patent fees ESI paid to its patent counsel at the time of the Purchase Agreement; however, the Company believes that the $90,000 patent expense was included in the total consideration paid in accordance with the terms of the Purchase Agreement and that no additional amount is owed to ESI with regards to this matter.

     Prior to Mr. Redding's resignation as an officer of the Company, the Company and Mr. Redding had engaged in settlement discussions concerning the issuance of additional shares of common stock of the Company to Mr. Redding in settlement of his accrued salary through December 31, 2005. In September 2005, the Company agreed to issue Mr. Redding 152,135 shares of common stock valued at $1.00 per share in accordance with a registration statement to be filed on Form S-8; however, the Company failed to issue the shares under a Form S-8 registration statement, and Mr. Redding was issued 153,135 restricted shares of common stock. No definitive agreement to settle Mr. Redding's claim has been reached, but Mr. Redding has demanded that the Company issue him 800,000 additional shares of common stock registered on Form S-8 to fully compensate him for the accrued compensation due him at December 31, 2005.

     The following discussion assumes that the Company will continue to own the U-Strip Technology. However, the Company cannot give any assurance that it will prevail in settlement negotiations or litigation concerning its claim for ownership rights in the U-Strip Technology. If the Company does not succeed in negotiating a settlement or in litigation, it will have no rights in the U-Strip Technology and will be forced to abandon its current business plan.

ASSET PURCHASE.

     Pursuant to the Purchase Agreement, we acquired from ESI all of its right, title and interest in and to all intellectual property relating to a device and process allowing for the non-invasive delivery of large molecule drugs through a proprietary transdermal patch. These assets comprise patents pending filed with the United States Patent and Trademark Office and several other jurisdictions, including the European Community, and other proprietary technology and information (the "Intellectual Property"). On June 21, 2005, a patent for substance delivery device (Patent No. US 6,908,448 B2) was issued on one of the patents pending we acquired from ESI. We paid an aggregate purchase price for the Intellectual Property of $19,448,594 payable as follows:

     - $2,500,000 in cash, $500,000 of which was payable during the 2004 calendar year, $1,000,000 of which was payable in four installments during the 2005 calendar year, and $1,000,000 of which is payable in four installments during the 2006 calendar year, all evidenced by a promissory note in the principal amount of $1,826,734, bearing no stated interest but using an imputed interest rate of 6.25%;
     - assumption of an ESI note payable in the principal amount of $81,860, payable with interest at the rate of 16.25% in equal monthly installments of $2,714;
     - the issuance of 12,000,000 shares (increased to 18,000,000 shares following a stock dividend in January 2005) of our common stock (the "ESI Shares") having an aggregate value of $17,040,000

          (based upon the closing price of our common stock on the Over-the-Counter Bulletin Board on the closing date); and
     - the payment of an annual royalty equal to 2.5% of gross revenues derived from the Intellectual Property to be paid for the life of all related patents, and any allowable regulatory extensions, or for 20 years, whichever is longer.

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

     The promissory note we executed in favor of ESI provides that we pay an aggregate of $2,000,000 in eight equal installments over two years (the "ESI Note"). As of the date of this report, we have paid $1,750,000 on the ESI Note. In the event of a default under the ESI Note, the entire amount then owing will become due and payable immediately, together with all costs incurred by ESI and reasonable attorney's fees. The following constitute events of default under the ESI Note: (i) if we fail to make any payment due within 30 days after the date on which we receive notice of such failure, (ii) if we fail to observe and perform any of the covenants or agreements on its part to be observed or performed under the ESI Note or the Security Agreement (described below), (iii) if we default under the terms of the Security Agreement, or (iv) if we take steps that evince bankruptcy or liquidation. We did not made the final payment that was due on December 1, 2006 and, as of the date of this report we have been unsuccessful in our attempts to have ESI accept the January 2006 Tender or otherwise negotiate a settlement. We believe it is likely that the Company will have to litigate this matter in order to establish its continuing rights in the U-Strip Technology, if any, and there can be no assurance that the Company will be successful in any such litigation.

     In order to fund the initial $500,000 license fee payment, we were required to pay required under the Purchase Agreement, we borrowed the principal sum of $500,000 from Gary M. Scott evidenced by a promissory note dated June 30, 2004 bearing interest at the rate of 10% per annum, payable in full, with interest, on the earlier of the date on which we closed the acquisition of the Intellectual Property or July 31, 2004. By amendment dated as of July 28, 2004, Mr. Scott agreed to extend the time in which to repay the note until September 15, 2004, in consideration of a payment of $50,000. Mr. Scott agreed to further extend the time in which to repay the amount due under this promissory note through December 17, 2004. In consideration of granting the extension the Company agreed to pay a total of $100,000 in extension fees and accrued interest and default interest after December 1, 2004 of $605 per day until the promissory note is paid in full. On September 22, 2005, we entered into an Agreement and Mutual Release with Mr. Scott, paying him $653,880 (the $500,000 outstanding loan principal, $71,175 in loan extension fees, and $82,705 in accrued interest through September 22, 2005). Pursuant to the Agreement and Mutual Release, we agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005) and release each other from any legal claims against one another.

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

     As further provided under the Purchase Agreement, we entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. The terms of Mr. Redding's employment agreement are described under "Item 10. Executive Compensation -Employment Agreements with Management." Because of limited capital, we have been in material breach of the employment agreement with Mr. Redding since the date of that agreement.

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

U-Strip Technology.

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

     Our Technology.

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

MARKET ANALYSIS.

     We believe the drug delivery market in the United States accounts for 6% of the pharmaceutical industry revenues, with sales of pharmaceutical products that utilize advanced drug delivery technology reaching approximately $40 billion. We also believe that this market will continue to grow and expect that drug delivery will account for approximately 40% of all pharmaceutical sales in 2007. The fast growth of this industry sector can be attributed to the following major developments:

          -    The need for effective delivery of new biopharmaceuticals;
          - Patent expirations and label changes driving pharmaceutical companies to reformulate their products to extend product life cycles;
          - Manufacturers of generic drugs are also increasingly interested in novel drug delivery technologies for making their products competitive; and
          - New technologies can minimize side effects and lead to better patient compliance.

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

     Initially, we will focus on developing an insulin delivery system based upon the economics of the diabetes industry, domestically and worldwide, and the need to relieve the physical discomfort experienced by patients associated with maintaining a treatment regimen. In 2000, there were more than 171 million people worldwide who suffered from diabetes and received some form of therapeutic care and treatment from healthcare professionals. It is predicted that by 2030 this figure will more than double to reach a total of 366 million people with diabetes. In the United States, more than 14.6 million people are treated daily for diabetes, with 28% receiving insulin or oral delivery drug therapies (5.4 million) to control the rise and fall of their blood glucose levels. Of that population, 16% are insulin-only users, with 2% using insulin pumps as their primary delivery method device. We believe the direct cost for treating diabetes in the United States exceeds $92 billion per.

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

PATENTS AND PROPRIETARY RIGHTS.

     We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We attempt to protect our proprietary technologies through patents and intellectual property positions. Patent applications covering key elements of our technology have been filed in the United States and internationally, including the European Community and China. In addition, the inventors of the Intellectual Property claim approximately 60 new inventive concepts may be subject to patent protection.

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

MANAGEMENT AND EMPLOYEES.

     Upon the closing of the Purchase Agreement, the officers and directors of the Company resigned and Bruce H. Haglund was appointed to serve as the sole director of the Company until funding had been received. In March 2006, Grant Atkins was appointed to the Board of Directors, and in July 2006, Bruce Redding was appointed to the Board of Directors.

     The Company entered into a three-year employment agreement with Bruce K. Redding on July 29, 2004 (subsequently amended on September 7, 2005.) The terms of Mr. Redding's employment agreement are described under "Item 10. Executive Compensation- Employment Agreements with Management." In January 2007, Mr. Redding resigned as an officer of the Company because of the breach of the terms of this employment agreement with the Company.

     In January 2007, as a result of not having the capital to meet payroll obligations, the Company laid off all of its employees. If and when additional funding is obtained, the Company will re-hire former employees or may hire and train new employees. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.

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

WE MAY LOSE THE RIGHTS TO OUR CRITICAL PATENTS AND OUR ABILITY TO DEVELOP OUR CURRENT TECHNOLOGIES AND BUSINESS MODEL.

     Default on ESI Note

     On January 24, 2007, Mr. Redding notified the Company that ESI considers the Company in breach of the Company's final $250,000 payment obligation under the terms of the Purchase Agreement. The final $250,000 payment was due on December 1, 2006, subject to the Company's right to cure any default during the 30-day period following receipt of notice from ESI ("cure period").

     On December 28, 2006, the Board of Directors of the Company considered an offer for a $500,000 capital infusion (the "$500,000 Offer"), which could if accepted provide capital to make the final payment obligation of $250,000 during the cure period. Based on the representation by Mr. Redding that ESI would permit a further extension of the cure period to allow the Company the time to raise the capital for the payment on terms more favorable to the Company than the $500,000 Offer, the Company rejected the $500,000 Offer. On December 29, 2006, Mr. Redding notified the Company that any decision to extend the cure period for the final payment would be determined by the ESI Board of Directors, with Mr. Redding abstaining from any vote on the matter.

     In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply a portion of monies owed Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with Redmoor, the Company would be indebted to Redmoor for $250,000 and the final $250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid to by ESI to Redmoor in cash in December 2006 but had not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2006 Tender"). ESI rejected the January 2006 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended. ESI also asserted that the patent rights and related technology comprising the U-Strip Technology purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

     We believe that the January 2006 Tender was a bona fide attempt to cure the default of the final $250,000 payment, and will seek to enforce its rights through litigation against ESI if a satisfactory settlement of the dispute cannot be achieved.

     If the Company does not succeed in negotiating a settlement or in litigation, it will have no rights in the U-Strip Technology and will be forced to abandon its current business plan.

WE WILL REQUIRE SIGNIFICANT FINANCING TO FUND OUR OPERATIONS, INCLUDING FUNDING TO SEEK TO ENFORCE OUR CLAIMS TO PATENTS AND TECHNOLOGIES ACQUIRED FROM ESI, REPAYING AMOUNTS BORROWED TO FINANCE OUR OPERATIONS, COMPLETING THE DEVELOPMENT OF COMMERCIAL PRODUCTS BASED UPON OUR TECHNOLOGY, SEEKING FDA APPROVAL FOR OUR DEVICE AND OTHERWISE IMPLEMENTING OUR BUSINESS PLAN, AND WITHOUT SUCH FINANCING WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

     We do not currently have sufficient financial resources to fund our operations. We will require significant capital to fund our future operations. To date, we have not generated any revenues from operations. The success of our business depends on our ability to develop products based on our drug delivery technology, subject such products to potentially rigorous, costly and time-consuming clinical testing, and obtain regulatory approval for and manufacture those products. We will require significant additional capital to:

          -    enforce  our  claims  to patents and technology acquired from ESI
          -    satisfy our payment obligations under the Purchase
               Agreement;
          -    hire and retain technical and other staff;
          - complete the development of products that incorporate our drug delivery technology;
          - undertake the clinical trials required to submit our drug delivery device to the FDA for clearance (or approval, if the FDA does not accept our proposition that our device is subject to 510(k) clearance);
          - obtain office and laboratory space necessary to accomplish our business plans;
          -    commercialize our technology; and
          - otherwise fully implement our business, operating, and development plans.

     If we are unable to secure funding and cure the defaults on our financial obligations under the Purchase Agreement, we may have to relinquish the Intellectual Property to the seller.

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

OUR COMMON STOCK IS TRADED OVER THE COUNTER, WHICH MAY DEPRIVE STOCKHOLDERS OF THE FULL VALUE OF THEIR SHARES.

     Our common stock is quoted via the National Association of Securities Dealers' Over-the-Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the Nasdaq Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

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

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     We do not currently lease any property. We do not reimburse Wilson, Haglund & Paulsen for the use of their offices for our principal executive office; however, we reimburse ESI for a portion of the rental expense incurred for the use of their facility.

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

ITEM 3.  LEGAL PROCEEDINGS

     On February 1, 2006 Sontra Medical Corporation ("Sontra") announced that it had sent a notice to the Company stating Sontra's belief that, upon commercialization, that the Company's U-Strip ultrasonic transdermal delivery system for insulin and other drugs will infringe one or more of Sontra's patents. We have engaged in discussions with Sontra's management over their infringement claim, but our management believes the Company's technology does not infringement upon Sontra's patents, and neither party has taken any legal action in this matter.

     In August 2006, the Company signed a settlement agreement with Sandra McElligott whereby the Company issued 200,000 shares of common stock to Ms. McElligott in consideration of her release of any intellectual property claims that she may have against the Company. Additionally, the Company will pay Ms. McElligott $30,000 in cash, of which $15,000 was paid in September 2006 and the remaining $15,000 is payable by December 31, 2006. As of the date of this report, the $15,000 payment due by December 31, 2006 has not been paid.

     The Company is engaged in a dispute with ESI concerning the ownership of the U-Strip Technology. See "Item 1. Description of Business - Overview and Recent Developments" and "Risk Factors." While the Company has made continual efforts since December 28, 2006 to resolve this dispute through settlement negotiations, we may have to resort to litigation to resolve the issue of the ownership of the U-Strip Technology or any rights that the Company may have in such technology. As of the date of this report, we have not retained counsel to pursue such litigation, cannot estimate the legal fees associated with such legal action, and cannot give any assurance as to the likelihood of prevailing if litigation is commenced.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock commenced trading on the NASD's Over the Counter Bulletin Board (the "OTCB") on October 25, 2003. The stock currently trades under the symbol DMSI.OB. The prices set forth below reflect the quarterly high and low closing sales prices for shares of common stock for each quarter within the past two fiscal years as reported by the OTCB. The prices set forth in the table have been adjusted to reflect a 2-for-1 stock dividend on December 31, 2003 and a 3-for-2 stock dividend on January 19, 2005. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

----------------------------------------------
                                 CLOSING BID
                               -------  ------
                                HIGH     LOW
                               -------  ------
Fiscal 2006
-----------------------------  -------  ------
July 1 - September 30, 2006    $  0.55  $ 0.12
April 1 - June 30, 2006        $  0.71  $ 0.16
January 1 - March 31, 2006     $  0.97  $ 0.40
October 1 - December 31, 2005  $  1.05  $ 0.85
-----------------------------  -------  ------


-----------------------------  -------  ------
Fiscal 2005
-----------------------------  -------  ------
July 1 - September 30, 2005    $  1.20  $ 0.85
April 1 - June 30, 2005        $  1.32  $ 0.80
January 1 - March 31, 2005     $  1.60  $ 0.97
October 1 - December 31, 2004  $  1.80  $ 1.47
----------------------------------------------

     As of February 14, 2007, we had approximately 100 record holders of our common stock. This number of holders of record does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers, and clearing agencies.

Dividends

     The Company has not paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended September 30, 2006, we made the following sales of equity securities which were not registered under the Securities Act of 1933, as amended:

ISSUANCES PURSUANT TO SECTION 4(2) UNDER THE SECURITIES ACT OF 1933. The following restricted securities were issued pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by
Section  4(2)  thereof:

Warrants

     On October 5, 2005, the Company issued Trilogy Capital Partners, Inc. ("Trilogy") a warrant to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrant was fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company amortizes, on a straight-line basis, the fair value of this warrant over the one-year consulting agreement as general and administrative expense, beginning in October 2005. As such, during the year ended September 30, 2006, the Company recognized consulting expense of $1,236,454 related to the issuance of this warrant.

Common Stock

     On November 3, 2005, The Company entered into a consulting agreement with The van de Kamp Group to provide investor relations support. As compensation, the Company issued 20,000 shares of common stock, which had a fair market value on the date of grant of $18,200. As such, during the year ended September 30, 2006, the Company recognized consulting expense of $18,200 related to the issuance of these shares of common stock.

     On December 7, 2005, the Company entered into a one-year consulting agreement with Robert Trainor to provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which had a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized consulting expense of $197,083 related to the issuance of these shares of common stock.

     On March 14, 2006, the Company entered into a one-year consulting agreement with Alan Fein to provide advice and consult with the Company concerning the capitalization of the Company and helping with private financings. As compensation, the Company issued 300,000 shares of common stock, which had a fair market value on the date of grant of $171,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $99,750 as consulting expense related to the issuance of these shares of common stock.

     On March 15, 2006, the Company entered into a one-year consulting agreement with Michael Stock to provide advice and help with marketing and strategic planning in connection with the development, maintenance and growth of a market in the U.S. for the U-Strip and ancillary products. As compensation, the Company issued 325,000 shares of common stock, which had a fair market value on the date of grant of $172,250. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $100,479 as consulting expense related to the issuance of these shares of common stock.

     On March 16, 2006, the Company entered into a one-year consulting agreement with International Market Trend to provide financial and investor public relations. As compensation, the Company issued 400,000 shares of common stock, which had a fair market value on the date of grant of $212,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended
September 30, 2006, the Company recognized $123,667 as consulting expense related to the issuance of these shares of common stock.

     On April 5, 2006, the Company entered into a one-year consulting agreement with EurXchange Consulting Ltd. to provide financial and investor public relations and related matters in the Federal Republic of Germany. As compensation, the Company issued 300,000 shares of common stock, which had a fair market value on the date of grant of $201,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $100,500 as consulting expense related to the issuance of these shares of common stock.

     On April 18, 2006, pursuant to a consulting agreement, the Company issued 50,000 shares of common stock to Avalon International Group to provide advice to, undertake for, and consult with the Company concerning strategic planning, and corporate development in connection with the operation of the business of the Company. The 50,000 shares of common stock had a fair market value on the date of grant of $27,500. As such, during the year ended September 30, 2006, the Company recognized $27,500 as consulting expense related to the issuance of these shares of common stock.

     During the year ended September 30, 2006, the Company was in the process of settling an intellectual property claim with an unrelated party. The settlement agreement required the Company to issue 200,000 shares of common stock to the unrelated party in consideration of any intellectual property claims that the unrelated party may have against the Company. As such, included in professional fees and research and development consulting expense for the year ended September 30, 2006 is the estimated fair value of the common stock of $34,000. As part of the settlement agreement, the Company is also required to pay the unrelated party $30,000 in cash, of which $15,000 was paid by September 30, 2006 and the remaining $15,000 is due by December 31, 2006.

Common Stock and Warrants

     On February 1, 2006, the Company approved the offering (the "2006 Offering") of 5,200,000 units (the "Units") for a total offering price of $1,300,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25. The warrants are exercisable at any time prior to the second anniversary from the date of grant. During the year ended September 30, 2006, the Company raised $711,000 and issued 2,844,000 shares of common stock and warrants to purchase up to 2,844,000 shares of stock in accordance with the terms of the 2006 Offering.

     In connection with the 2006 Offering, the Company paid $65,500 in cash and issued five warrants to purchase a combined 262,000 shares of common stock as compensation for raising the funds. The warrants have an exercise price of $0.25 per share. One warrant to purchase 20,000 shares of common stock expires on February 28, 2008. The four warrants to purchase a combined 242,000 shares of common stock expire on March 31, 2008. The warrants are fully vested upon issuance.

Convertible Notes and Warrants

     On December 21, 2005, the Company issued convertible promissory notes ("2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007. The 2006 Convertible Notes are convertible into shares of the Company's common stock at the rate of the lesser of $1.00 or 80% of the average closing bid price per share for the 10 trading days preceding conversion. In connection with the 2006 Convertible Notes, the Company issued warrants to purchase 195,000 shares of the Company's common stock at an exercise price of $1.00 per share ("2006 Convertible Note Warrants"). The 2006 Convertible Note Warrants are exercisable until December 21, 2007.

     In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance.

     On July 14, 2006, the Company issued a $500,000 convertible promissory note to Staples Management (the "Staples Convertible Note"). The Staples Convertible Note bears interest at 10% per annum and matures on July 14, 2007. In the event of a default on the Staples Convertible Note, such note is convertible in common stock of the Company at a conversion rate equal to a 25% discount or 75% of the average closing price per share of common stock during the ten trading days immediately prior to any such conversion. In connection with the Staples
Convertible Note, the Company issued a warrant to purchase 3,125,000 shares of the Company's common stock at an exercise price of $0.16 per share ("Staples Convertible Note Warrants"). The Staples Convertible Note Warrants are exercisable until July 14, 2009.

Convertible Notes and Warrants

     In September 2006, all five of the Convertible Debenture holders exercised their conversion right pursuant to the terms of the Convertible Debentures (see
Note 9: Short Term Convertible Debt, Convertible Debentures). Accordingly, the Company issued 1,777,749 shares of common stock and warrants to purchase 1,777,749 shares of common stock at an exercise price of $0.16 per share.

ISSUANCES PURSUANT TO REGULATION S UNDER THE SECURITIES ACT OF 1933. The following securities were issued pursuant to a registration statement on Regulation S under the Securities Act of 1933, as amended:

Common Stock

     On May 15, 2006, the Company entered into a one-year consulting agreement with Aaron Lasry to provide advice to, undertake for and consult with the Company concerning the capitalization of the Company and shall be specifically responsible for assisting in the negotiation and completion of private financings for the Company. As compensation, the Company issued 160,000 shares of common stock, which had a fair market value on the date of grant of $46,400. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended

September 30, 2006, the Company recognized $15,467 as consulting expense related to the issuance of these shares of common stock.

Common Stock and Warrants

     During the quarter ended September 30, 2006, the Company sold 1,300,000 shares of its common stock with attached warrants to Mercatus & Partners, LP ("Mercatus") for a purchase price of $0.25 per share (the "Mercatus Offering") for total proceeds of $325,000. In connection with the sale of the 1,300,000 shares of common stock, the Company granted Mercatus a warrant to purchase an additional 1,300,000 shares of common stock at an exercise price of $0.25 per share. The warrant expires on September 30, 2009.

     In connection with the Mercatus Offering, the Company granted a warrant Avalon International Group to purchase 130,000 shares of common stock as compensation for raising the funds. The warrant has an exercise price of $0.25 per share and expires on September 30, 2009. The warrant is fully vested upon issuance.

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

PLAN OF OPERATION

     The following discussion assumes that we will be successful in our efforts to maintain the rights to the U-Strip Technology. If we are unsuccessful in those efforts we will have to develop a new plan of operation.

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

     To achieve our business plans for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of debt and/or equity securities. During the year ended September 30, 2006, we raised limited amounts of capital through the sale of common stock, notes payable, convertible notes and convertible debentures; however, these funds were use primarily to fund payments on the ESI Note, pay legal fees, fund limited research and development, and for other general and administration costs. We have limited cash to fund our operations at this time, so we plan to offer convertible debt and/or common stock in a private placement during the first quarter of 2006 to raise minimum proceeds of $2,500,000. We believe the proceeds from such a private placement, together with revenues from suitability testing, will enable us to repay existing obligations, meet current contingencies, and fund expanded operations. Because we have no current assets and are insolvent as of the date of this report, we will not be able to continue our business without some combination of additional capital and revenue from suitability testing.

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

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

     In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. . The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS.

     The Company has no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

                             Dermisonics, Inc. and Subsidiary
                               (A Development Stage Company)

                                     TABLE OF CONTENTS


                                                                                      PAGE
                                                                                      ----
Report of Independent Registered Public Accounting Firm                                F-2

Consolidated Balance Sheet as of September 30, 2006                                    F-3

Consolidated Statements of Operations for Years Ended September 30, 2006 and 2005
and for the Period from September 1, 2000 (Date of Inception), to September 30, 2006   F-4

Consolidated Statements of Shareholders' Equity (Deficit) for Years Ended
September 30, 2006 and 2005 and for the Period from September 1, 2000
(Date of Inception), to September 30, 2006                                             F-5

Consolidated Statements of Cash Flows for Years Ended September 30, 2006
and 2005 and for the Period from September 1, 2000 (Date of Inception), to
September 30, 2006                                                                     F-6

Notes to Consolidated Financial Statements                                             F-7

Peterson Sullivan PLLC

CERTIFIED PUBLIC ACCOUNTANTS                   TEL 206.382.7777 FAX 206.382.7700
601 UNION STREET, SUITE 2300                   http://www.pscpa.com
SEATTLE, WASHINGTON 98101


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders
Dermisonics, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheet of Dermisonics, Inc. and Subsidiary (a development stage company) as of September 30, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2006 and 2005, and for the period from September 1, 2000 (date of inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dermisonics, Inc. and Subsidiary (a development stage company) as of September 30, 2006, and the consolidated results of their operations and their cash flows for the years ended September 30, 2006 and 2005, and for the period from September 1, 2000 (date of inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company remains in the development stage and as a result of not yet generating significant revenues, has experienced recurring losses and has liabilities in excess of liquid assets. In addition, there are uncertainties relating to the Company's rights to the ownership of its significant intangible asset. These situations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  PETERSON  SULLIVAN  PLLC

Seattle,  Washington
February 2, 2007

                                     DERMISONICS, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED BALANCE SHEET
                                            SEPTEMBER 30, 2006


                                                Assets
Current assets:
  Cash                                                                                      $    126,070
  Prepaid expenses                                                                               406,937
                                                                                            -------------

    Total current assets                                                                         533,007

Computer equipment                                                                                 3,019
Deferred financing fees                                                                           89,000
Intangible assets                                                                             19,458,654
                                                                                            -------------

    Total assets                                                                            $ 20,083,680
                                                                                            =============

                                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                                     $  1,031,166
  Interest payable                                                                               250,574
  Short-term notes payable to stockholder                                                         59,500
  Staples convertible note payable, net of unamortized discount of $499,974                           26
  Current portion of convertible promissory notes, net of unamortized discount of $71,846        712,655
  Current portion of long-term debt, stockholders                                              1,845,988
                                                                                            -------------

    Total current liabilities                                                                  3,899,909

Long-term debt, stockholders, less current portion                                               239,000
Convertible promissory notes, long-term, net of unamortized discount of $160,146                 266,432
Interest payable, long-term                                                                       61,672
                                                                                            -------------

    Total liabilties                                                                           4,467,013

Commitments, contingencies and subsequent events

Shareholders' equity
  Common stock, $0.001 par value.  Authorized 100,000,000
    shares; issued and outstanding 48,473,234 shares at September 30, 2006                        48,473
  Common stock issuable; 750,771 shares                                                              751
  Additional paid-in capital                                                                  32,056,050
  Deficit accumulated during the development stage                                           (16,488,607)
                                                                                            -------------

    Total shareholders' equity                                                                15,616,667

                                                                                            -------------
  Total liabilities and shareholders' equity                                                $ 20,083,680
                                                                                            =============

          See accompanying notes to consolidated financial statements

                                       DERMISONICS, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005, AND FOR THE PERIOD
                       FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006


                                                                   For the Year Ended      Cumulative During
                                                                     September 30,          the Development
                                                                  2006          2005             Stage
                                                              ------------  ------------  -------------------
Revenue                                                       $         -   $         -   $                -

Operating expenses:
  Professional fees and research and development consulting     2,334,268     5,571,347           11,891,921
  Loan fees                                                             -       103,833              187,121
  General and administrative                                    1,777,746       157,760            2,147,400
  Loss on extinguishment of convertible debentures                374,948             -              374,948
  Loss on debt settlement                                           1,313       367,110              368,423
                                                              ------------  ------------  -------------------

    Total operating expenses                                    4,488,275     6,200,050           14,969,813
                                                              ------------  ------------  -------------------

Interest expense                                                  595,772       758,636            1,396,995
                                                              ------------  ------------  -------------------
    Loss from continuing operations                             5,084,047     6,958,686           16,366,808
                                                              ------------  ------------

Discontinued operations
  Loss from operations of discontinued segment                          -             -             (121,799)
                                                              ------------  ------------  -------------------

    Net loss                                                  $(5,084,047)  $(6,958,686)  $      (16,488,607)
                                                              ============  ============  ===================

Net loss per share (basic and fully diluted)                  $     (0.12)  $     (0.17)

Weighted average shares outstanding used to
  calculate basic and fully diluted net loss per share         43,920,989    40,050,925

          See accompanying notes to consolidated financial statements

                                              DERMISONICS, INC. AND SUBSIDIARY
                                               (A Development Stage Company)
                                        STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            For the Years Ended September 30, 2006 and 2005, and for the Period
                              from September 1, 2000 (Date of Inception) to September 30, 2006


                                                                                             Common Stock
                                                                       Common Stock            Issuable         Additional
                                                                   -------------------  ---------------------    Paid-in
                                                                     Shares    Amount     Shares      Amount     Capital
                                                                   ----------  -------  -----------  --------  ------------
Issuance of Common Stock for Cash
  September 2000                                                    3,000,000  $ 3,000           -   $     -   $         -
Adjustment to paid-in capital to reflect reduction in  par value from $.005 to $.001 and the stock dividend of one-half of
  one share of common stock for all common stock outstanding                                                         7,000
Net Loss for 2000
                                                                   ----------  -------  -----------  --------  ------------
Balance, September 30, 2000                                         3,000,000  $ 3,000           -   $     -         7,000
Issuance of Common Stock for Cash
  May 2001                                                          3,945,000    3,945                             110,460
  June 2001                                                         7,560,000    7,560                             211,680
  July 2001                                                           969,000      969                              27,132
  August 2001                                                       2,526,000    2,526                              70,728
Adjustment to paid-in capital to reflect reduction in  par value from $.005 to $.001 and the stock dividend of one-half of
  one share of common stock for all common stock outstanding                                                        35,000
Net Loss for 2001
                                                                   ----------  -------  -----------  --------  ------------
Balance, September 30, 2001                                        18,000,000  $18,000           -   $     -       462,000
Net Loss for 2002
                                                                   ----------  -------  -----------  --------  ------------
Balance, September 30, 2002                                        18,000,000  $18,000           -   $     -       462,000
Net Loss for 2003
                                                                   ----------  -------  -----------  --------  ------------
Balance, September 30, 2003                                        18,000,000  $18,000           -   $     -       462,000
Common Stock Issuable for
  services received in April 2004                                                        2,515,833     2,516     2,339,725
Warrants Issuable for
  services received in April 2004                                                                                  693,196
Issuance of Common Stock
  for Purchase of Assets in July 2004                              18,000,000   18,000                          16,980,000
Adjustment to paid-in capital to reflect reduction in  par value from $.005 to $.001 and the stock dividend of one-half of
  one share of common stock for all common stock outstanding                                                        47,870
Net Loss for 2004
                                                                   ----------  -------  -----------  --------  ------------
Balance, September 30, 2004                                        36,000,000  $36,000   2,515,833   $ 2,516    20,522,791

Issuance of Common Stock
  Additional shares of common stock issued for fractional
  shares due to stock dividend                                              7        -
  For settlement of debt                                              942,515      942                           1,137,669
  For services                                                      3,427,598    3,428  (2,515,833)   (2,516)    1,336,588
  For cash in March 2005                                              288,462      288                             149,712
  For cash in April 2005                                              211,539      212                             109,788
Common stock issuable for debt settlement                                                  109,010       109        98,000
Issuance of Warrants
  For services                                                                                                   3,117,180
  For settlement of debt                                                                                            97,125
  For convertible note                                                                                               5,982
Recording beneficial conversion feature on                                                                         347,709
  convertible debentures
Recording beneficial conversion feature on                                                                          26,829
  convertible note
Recording beneficial conversion feature on                                                                         177,267
  convertible promissory notes, long-term
Net Loss for 2005
                                                                   ----------  -------  -----------  --------  ------------
Balance, September 30, 2005                                        40,870,121  $40,870     109,010   $   109   $27,126,640

Issuance of common stock previously reported as "issuable"            109,010      109    (109,010)     (109)
Issuance of Common Stock
  for settlement of debt                                               43,125       43                              38,770
  for services                                                      2,080,000    2,080                     -     1,332,770
  for IP settlement                                                   200,000      200                              33,800
  related to the 2006 Offering -  February 2006                       350,000      350                              40,709
  related to the 2006 Offering -  March 2006                        1,640,000    1,640                             129,941
  related to the 2006 Offering -  April 2006                          854,000      854                              71,294
  related to the Mercatus Offering - July, August, September 2006   1,300,000    1,300                             247,599
  upon conversion of convertible debentures                         1,026,978    1,027     750,771       751       282,662
  and accrued interest to equity
Issuance of Warrants
  for services                                                                                                   1,236,454
  related to convertible promissory note - December 2005                                                            71,330
  related to the 2006 Offering -  February 2006                                                                     46,441
  related to the 2006 Offering -  March 2006                                                                       278,419
  related to the 2006 Offering -  April 2006                                                                       141,352
  related to the Mercatus Offering - July, August, September 2006                                                   76,101
  related to the Staples Convertible Note - July 2006                                                              265,400
  financing costs related to the convertible promissory notes                                                       11,897
Financing costs related to the 2006 Offering                                                                       (98,000)
Recording beneficial conversion feature on                                                                         117,128
  convertible promissory notes
Recording beneficial conversion feature on                                                                         234,600
  Staples Convertible Note
Recording beneficial conversion feature of                                                                         242,943
  convertible debentures -  allocated common stock value
Recording beneficial conversion feature of                                                                         165,211
  convertible debentures - allocated warrant value
Recording cash penalty owed to the                                                                                 (37,411)
  investors in the 2006 Offering
Net Loss for 2006
                                                                   ----------  -------  -----------  --------  ------------
Balance, September 30, 2006                                        48,473,234  $48,473     750,771   $   751   $32,056,050
                                                                   ==========  =======  ===========  ========  ============


                                                                      Deficit
                                                                    Accumulated
                                                                    During the
                                                                    Development
                                                                       Stage         Total
                                                                   -------------  ------------
Issuance of Common Stock for Cash
  September 2000                                                   $          -   $     3,000
Adjustment to paid-in capital to reflect reduction in  par value from $.005 to $.001 and the stock dividend of one-half of
  one share of common stock for all common stock outstanding                            7,000
Net Loss for 2000                                                       (16,588)      (16,588)
                                                                   -------------  ------------
Balance, September 30, 2000                                             (16,588)       (6,588)
Issuance of Common Stock for Cash
  May 2001                                                                            114,405
  June 2001                                                                           219,240
  July 2001                                                                            28,101
  August 2001                                                                          73,254
Adjustment to paid-in capital to reflect reduction in  par value from $.005 to $.001 and the stock dividend of one-half of
  one share of common stock for all common stock outstanding                           35,000
Net Loss for 2001                                                      (234,141)     (234,141)
                                                                   -------------  ------------
Balance, September 30, 2001                                            (250,729)      229,271
Net Loss for 2002                                                      (119,496)     (119,496)
                                                                   -------------  ------------
Balance, September 30, 2002                                            (370,225)      109,775
Net Loss for 2003                                                       (82,501)      (82,501)
                                                                   -------------  ------------
Balance, September 30, 2003                                            (452,726)       27,274
Common Stock Issuable for
  services received in April 2004                                                   2,342,241
Warrants Issuable for
  services received in April 2004                                                     693,196
Issuance of Common Stock
  for Purchase of Assets in July 2004                                              16,998,000
Adjustment to paid-in capital to reflect reduction in  par value from $.005 to $.001 and the stock dividend of one-half of
  one share of common stock for all common stock outstanding                           47,870
Net Loss for 2004                                                    (3,993,148)   (3,993,148)
                                                                   -------------  ------------
Balance, September 30, 2004                                          (4,445,874)   16,115,433

Issuance of Common Stock
  Additional shares of common stock issued for fractional
  shares due to stock dividend                                                              -
  For settlement of debt                                                            1,138,611
  For services                                                                      1,337,500
  For cash in March 2005                                                              150,000
  For cash in April 2005                                                              110,000
Common stock issuable for debt settlement                                              98,109
Issuance of Warrants
  For services                                                                      3,117,180
  For settlement of debt                                                               97,125
  For convertible note                                                                  5,982
Recording beneficial conversion feature on                                            347,709
  convertible debentures
Recording beneficial conversion feature on                                             26,829
  convertible note
Recording beneficial conversion feature on                                            177,267
  convertible promissory notes, long-term
Net Loss for 2005                                                    (6,958,686)   (6,958,686)
                                                                   -------------  ------------
Balance, September 30, 2005                                        $(11,404,560)  $15,763,059

Issuance of common stock previously reported as "issuable"                                  -
Issuance of Common Stock
  for settlement of debt                                                               38,813
  for services                                                                      1,334,850
  for IP settlement                                                                    34,000
  related to the 2006 Offering -  February 2006                                        41,059
  related to the 2006 Offering -  March 2006                                          131,581
  related to the 2006 Offering -  April 2006                                           72,148
  related to the Mercatus Offering - July, August, September 2006                     248,899
  upon conversion of convertible debentures                                           284,440
  and accrued interest to equity
Issuance of Warrants
  for services                                                                      1,236,454
  related to convertible promissory note - December 2005                               71,330
  related to the 2006 Offering -  February 2006                                        46,441
  related to the 2006 Offering -  March 2006                                          278,419
  related to the 2006 Offering -  April 2006                                          141,352
  related to the Mercatus Offering - July, August, September 2006                      76,101
  related to the Staples Convertible Note - July 2006                                 265,400
  financing costs related to the convertible promissory notes                          11,897
Financing costs related to the 2006 Offering                                          (98,000)
Recording beneficial conversion feature on                                            117,128
  convertible promissory notes
Recording beneficial conversion feature on                                            234,600
  Staples Convertible Note
Recording beneficial conversion feature of                                            242,943
  convertible debentures -  allocated common stock value
Recording beneficial conversion feature of                                            165,211
  convertible debentures - allocated warrant value
Recording cash penalty owed to the                                                    (37,411)
  investors in the 2006 Offering
Net Loss for 2006                                                    (5,084,047)   (5,084,047)
                                                                   -------------  ------------
Balance, September 30, 2006                                        $(16,488,607)  $15,616,667
                                                                   =============  ============

          See accompanying notes to consolidated financial statements

                                               DERMISONICS, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005, AND FOR THE PERIOD
                               FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION), TO SEPTEMBER 30, 2006


                                                                                  For the Year Ended        Cumulative During
                                                                                     September 30,           the Development
                                                                                   2006          2005             Stage
                                                                               ------------  ------------  -------------------

Cash flows from operating activities:
  Net loss                                                                     $(5,084,047)  $(6,958,686)  $      (16,488,607)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        -             -               40,546
    Impairment of software development costs                                             -             -               11,301
    Impairment of goodwill                                                               -             -                9,512
    Loss on extinguishment of convertible debentures                               374,948             -              374,948
    Loss on sale of subsidiary                                                           -             -                  362
    Issuance of common stock and warrants for services,
      financing fees, loss on settlement of debt, and                            2,644,117     5,413,525           11,093,079
      settlement of intellectual property lawsuit
    Accreted discount on convertible note payable, convertible
      promissory notes, convertible debentures, and                                148,860        24,086              172,946
      staples convertible note payable
    Beneficial conversion feature recorded as interest expense related
      to the convertible debentures and convertible note payable                         -       374,538              374,538
    Amortization of debt issuance costs                                             69,738         4,086               73,824
    Accrued interest on convertible debentures converted to equity                  51,613             -               51,613
    Accrued filing penalty owed to the investors in the 2006 Offering              (37,411)            -              (37,411)
    Changes in operating assets and liabilities, net of effects from purchase of subsidiary
      Prepaid expenses                                                            (401,869)       (5,068)            (406,937)
      Accounts payable and accrued expenses                                        690,394      (118,296)           1,035,018
      Due to shareholder company                                                         -             -              375,000
      Interest payable                                                             238,795        42,452              312,246
                                                                               ------------  ------------  -------------------

      Net cash used in operating activities                                     (1,304,862)   (1,223,363)          (3,008,022)

Cash flows from investing activies:
  Purchase of intangible assets                                                          -       (10,060)            (510,060)
  Purchase of subsidiary                                                                 -             -                 (200)
  Purchase of furniture and equipment                                               (3,019)            -               (3,696)
  Web site development costs                                                             -             -              (13,246)
  Cash acquired in purchase of subsidiary                                                -             -               14,420
  Advance to subsidiary                                                                  -             -              (60,000)
                                                                               ------------  ------------  -------------------

      Net cash used in investing activities                                         (3,019)      (10,060)            (572,782)

Cash flows from financing activies:
  Proceeds from short-term notes payable to stockholder                                  -             -               59,500
  Proceeds from short-term note payable                                                  -             -              500,000
  Proceeds from issuance of convertible debentures                                       -       232,827              232,827
  Proceeds from issuance of stockholder loans                                      239,000     1,289,976            1,528,976
  Proceeds from issuance of convertible promissory notes                           296,579       784,501            1,081,080
  Allocated proceeds from issuance of convertible promissory notes                  58,670             -               58,670
  Allocated proceeds from issuance of warrants attached to                          71,330             -               71,330
    convertible promissory notes
  Allocated proceeds from issuance of convertible note payable                           -        19,018               19,018
  Allocated proceeds from issuance of warrants attached to                               -         5,982                5,982
    convertible note payable
  Allocated proceeds from issuance of common stock                                 493,688       260,000            1,233,688
  Allocated proceeds from issuance of warrants attached to                         542,312             -              542,312
    common stock
  Allocated proceeds from issuance of staples convertible                          265,400             -              265,400
    note payable
  Allocated proceeds from issuance of warrants attached to                         234,600             -              234,600
    staples convertible note payable
  Convertible debt and equity issuance costs                                      (150,864)      (98,063)            (248,927)
  Repayment of convertible note payable                                            (25,000)            -              (25,000)
  Repayment of short-term note payable                                                   -      (500,000)            (500,000)
  Repayment of notes payable to shareholders                                      (948,756)     (403,826)          (1,352,582)
                                                                               ------------  ------------  -------------------

      Net cash provided by financing activities                                  1,076,959     1,590,415            3,706,874
                                                                               ------------  ------------  -------------------

      Increase (decrease) in cash                                                 (230,922)      356,992              126,070

Cash at beginning of period                                                        356,992             -                    -
                                                                               ------------  ------------  -------------------

Cash at end of period                                                          $   126,070   $   356,992   $          126,070
                                                                               ============  ============  ===================

Supplemental disclosure of cash flow information:
  Debt discount recorded for beneficial conversion feature                     $   554,112   $   183,249   $          737,361
  Cash paid for interest                                                       $    61,263   $   196,368   $          269,131
  Due to shareholder settled by issuance of warrants                           $         -   $   375,000   $          375,000
  Conversion of convertible debentures into 1,777,749 shares of
    common stock during the year ended September 30, 2006                      $   232,827   $         -   $          232,827

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

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $16,488,607 for the period from September 1, 2000 (date of inception) to September 30, 2006. The Company has sold its only operating subsidiary and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

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

On January 24, 2007, Mr. Redding, ESI's president and largest stockholder notified the Company that ESI considers the Company in breach of the Company's final payment obligation of $250,000 under the terms of the Purchase Agreement. ESI asserts that rights to the U-Strip Technology will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. If the Company cannot cure this default and is unsuccessful in negotiating a settlement of the dispute with ESI over the final $250,000 payment, rights to the intellectual property acquired through the Purchase Agreement may revert to ESI, resulting in an impairment of the Company's intangible assets and the Company will be forced to abandon its current business plan. See Note 3 "Summary of Significant Accounting Policies - Intangible Assets" and Note 15 "Subsequent Events."

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company has the following financial instruments: cash, accounts payable and accrued expenses, short-term and long-term debt to stockholders, staples convertible promissory note, and current and long-term convertible promissory notes. The carrying value of these instruments, other than the staples convertible promissory note, approximate fair value based on their liquidity. The fair value of the staples convertible promissory was determined as the excess of the proceeds over the fair value of the warrants.

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

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At September 30, 2006, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually and that there is no impairment of these intangible assets at the date of this report.

As discussed in Note 2 "Going Concern", if the Company is unsuccessful in negotiating a settlement of the dispute with ESI over the final $250,000 payment, rights to the intellectual property acquired through the Purchase Agreement will revert to ESI, resulting in an impairment of the Company's intangible assets See Note 15 "Subsequent Events."

COMPUTER EQUIPMENT
------------------

Computer equipment is stated at cost and is depreciated using the straight-line method over the estimated useful life of three years. The Company begins depreciating computer equipment the month after it is placed into service.

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

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through September 30, 2006, all research and development costs were paid to third parties and are included in professional fees and research and development consulting in the Consolidated Statements of Operations. During the years ended September 30, 2006 and September 30, 2005, the Company incurred $1,817,387 and $4,708,789, of research and development expense During the period from September 1, 2000 (date of inception) to September 30, 2006, the Company incurred $6,627,059 of research and development expense.

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

NET  LOSS  PER  SHARE
---------------------

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the year ended September 30, 2006, because their effect would be antidilutive, are warrants to acquire 16,632,919 shares of common stock with a weighted-average exercise price of $0.59 per share.

Excluded from the computation of diluted net loss per share for the year ended September 30, 2005, because their effect would be antidilutive, are warrants to acquire 5,945,025 shares of common stock with a weighted-average exercise price of $1.33 per share. Also excluded from the computation of diluted net loss per share for the year ended September 30, 2005 are 418,533 shares of common stock that may be issued if investors exercise their conversion right under the Convertible Debentures and the Convertible Note as discussed in Note 9,
"Short-Term  Convertible  Debt,"  because  their  effect  would be antidilutive.

During the years ended September 30, 2006 and 2005, services were received by the Company for common shares that were issued subsequent to year-end. For purposes of net loss per share computations, these issuable shares have been included as outstanding as of the date the services were received by the Company.

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

VENDOR  CONCENTRATION
---------------------

The Company relies on the expertise of ESI and Bruce Redding, ESI's president and largest stockholder to facilitate the development and testing of the Company's transdermal drug delivery technology. The loss of the specialized knowledge provided by ESI and Bruce Redding could have an adverse effect on the ability of the Company to reach marketability of its technology. During the year ended September 30, 2006, the Company incurred cash fees payable to ESI of approximately $425,000, representing 23% of research and development expenses for the year ended September 30, 2006. During the year ended September 30, 2005, the Company incurred cash fees payable to ESI of approximately $225,000, representing 5% of research and development expenses for the year ended September 30, 2005. As of September 30, 2006, the Company owed ESI approximately $305,000, which is included in accounts payable and accrued expenses at September 30, 2006.

On January 24, 2007, Bruce Redding resigned as the Company's Executive Vice President. Mr. Redding did not resign as a member of the Board of Directors of the Company. As of the date of this report, the Company is still in negotiations with Mr. Redding and ESI regarding various matters (see Note 15 "Subsequent Events") and has not assessed the impact that Mr. Redding's resignation will have on the ability of the Company to execute its business plan or continue as a going concern.

COMPREHENSIVE  INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to September 30, 2006.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
---------------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In  September  2006,  the  Securities and Exchange Commission (SEC) issued Staff
Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)

(Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

NOTE  4.  ACQUISITION  OF  INTELLECTUAL  PROPERTY

As described in Note 1, the Company purchased Intellectual Property in exchange for 18,000,000 shares of common stock, notes payable in the total amount of $1,908,594, and cash of $500,000. The aggregate purchase price was allocated to the value of assets acquired as follows:

          Patent rights       $19,200,000
          Trademarks              248,594
                              -----------
                              $19,448,594
                              ===========

During the quarter ended March 31, 2005, the Company capitalized an additional $10,060 related to the issuance of a new patent. As of September 30, 2006, intangible assets was $19,458,654.

On January 24, 2007, Mr. Redding, ESI's president and largest stockholder notified the Company that ESI considers the Company in breach of the Company's final payment obligation of $250,000 under the terms of the Purchase Agreement. ESI asserts that rights to the U-Strip Technology will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. If the Company cannot cure this default and is unsuccessful in negotiating a settlement of the dispute with ESI over the final $250,000 payment, rights to the intellectual property acquired through the Purchase Agreement will revert to ESI, resulting in a potential impairment of the Company's intangible assets. See Note 15 "Subsequent Events".

NOTE  5.  STOCK  BASED  COMPENSATION

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

Since the Company did not issue stock options to employees during the years ended September 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

NOTE  6.  DUE  TO  SHAREHOLDER  COMPANY

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

NOTE  7.  SHORT-TERM  NOTES  PAYABLE  TO  STOCKHOLDER

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000, which were due on September 30, 2004. The third promissory note in the amount of $9,500 was due on August 31, 2004. These three promissory notes (the "Morris Notes) do not bear interest. As of September 30, 2006 the outstanding combined balance on the Morris Notes was $59,500. As of September 30, 2006, the Morris Notes were in default. There is no default interest rate.

NOTE  8.  SHORT-TERM  NOTE  PAYABLE

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

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note, the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005. Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005). The unpaid consulting fee at September 30, 2006 of $40,000 is included in accounts payable and accrued expenses.

Interest expense related to the Promissory Note for the years ended September 30, 2006 and 2005 was $0 and $187,236.

NOTE  9.  SHORT-TERM  CONVERTIBLE  DEBT

CONVERTIBLE  DEBENTURES

In November and December 2004, and March 2005, the Company issued one-year, 8% interest bearing debentures (the "Convertible Debentures") to five unrelated individuals in the aggregate amount of $232,827. The Convertible Debentures were originally convertible into shares of common stock at the lesser of $0.90 per share or 60% of the five-day average trading price after the daily trading volume exceeded 100,000 shares for 10 consecutive trading days ("Conversion Reset Price"). On June 6, 2005, the Conversion Reset Price was triggered and the Debentures became convertible at $0.60 per share. The Convertible Debentures originally matured one-year from the issuance date, in November and December 2005 and March 2006 (the "Maturity Date"), respectively. Principal and interest are due in full on the Maturity Date. The Convertible Debenture holders agreed to extend the Maturity Date of their Convertible Debentures six months from their original Maturity Date. In consideration of the extension of the Maturity Date for six months, the Company reduced the conversion price per share of the Convertible Debentures to $0.40 per share, increasing the maximum total number of shares issuable upon conversion to 582,068 shares of common stock. The reduction of the conversion price and the extension of the Maturity Date represent a modification of terms of the Convertible Debentures (the "Modified Convertible Debentures"). Pursuant to EITF Issue No. 96-19, Debtors' Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. Accordingly, during the quarter ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $99,621 related to the $132,827 of principal of the Modified Convertible Debentures that matured during the quarter ended December 31, 2005. During the quarter ended March 31, 2006, the Company recorded a loss on extinguishment of debt of $42,500 related to the $100,000 of principal of the Modified Convertible Debentures that matured during the quarter ended March 31, 2006. As a result of the modification of the Convertible Debentures, the Company recorded the fair value of the new debt of $232,827 and a related discount of $33,206. The Company amortized the discount using the effective interest method over the remaining extended six-month life of the Modified Convertible Debentures.

In September 2006, the Company reached an agreement with the Convertible Debenture holders whereby the conversion price would be further reduced from $0.40 per share to $0.16 per share and the Company would accrue interest at the default rate of 13% on the principal balance of the Convertible Debentures from the original date of the Convertible Debenture through September 30, 2006. Additionally, since the Company was in default under the terms of the Convertible Debentures and the Company did not have cash available to re-pay the Convertible Debentures, the Company agreed that if the Convertible Debenture holders converted their Convertible Debentures to equity at $0.16 per share, the Company would also issue warrants to the Convertible Debenture holders to purchase a total 1,777,749, shares of common stock at an exercise price of $0.16 per share.

In September 2006, all of the Convertible Debenture holders converted their then outstanding principal balance of the Modified Convertible Debentures and related accrued interest into an aggregate of 1,777,749 shares of common stock and the Company issued warrants to the Convertible Debenture holders to purchase a total of 1,777,749 shares of common stock at an exercise price of $0.16 per share. The warrants expire on September 30, 2009.

The further reduction of the conversion price and the issuance of the warrants represent another modification of terms of the Modified Convertible Debentures. Accordingly, the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. As a result, in September 2006, the Company recorded a loss on extinguishment of debt of $232,827.

Warrants issued in connection with the conversion of the Convertible Debentures were recorded based on their relative fair value as compared to the fair value of the debt. The relative fair value of the warrants was recorded as paid-in capital, estimated at $165,211. The fair value of the warrants was determined based on an option pricing model with the following assumptions: warrant lives of 3 years, risk free interest rate of 4.62%, volatility of 182%, and a zero percent dividend yield.

Accumulatively, the Company recorded a loss on extinguishment of debt related to the Convertible Debentures of $374,948 during the year ended September 30, 2006.

ACCRETION  OF  DISCOUNT  RECORDED  AS  INTEREST  EXPENSE -CONVERTIBLE DEBENTURES

During the year ended September 30, 2006, the Company did not record any interest expense related to the accretion of the discount initially recorded for the Convertible Debentures as this discount was already fully amortized. During the year ended September 30, 2005, the Company recorded interest expense related to the accretion of the discount initially recorded for the Convertible Debentures of $347,709.

ACCRETION OF DISCOUNT RECORDED AS INTEREST EXPENSE - MODIFIED CONVERTIBLE DEBENTURES

During the years ended September 30, 2006 and 2005, the Company recorded interest expense related to the accretion of the discount on the Modified
Convertible Debentures of $33,206 and $0. As of September 30, 2006, the discount related to the Modified Convertible Debentures was fully amortized.

8% CASH INTEREST EXPENSE AND 13% DEFAULT INTEREST EXPENSE -MODIFIED CONVERTIBLE DEBENTURES

Interest expense for the years ended September 30, 2006 and 2005 related to the Modified Convertible Debentures was $38,455 and $13,158.

CONVERTIBLE  NOTE  PAYABLE

In November 2004, the Company issued an 8% interest-bearing note payable (the "Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Interest expense for the years ended September 30, 2006 and 2005 related to the Convertible Note Payable was $3,987 and $1,742. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expired on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 was recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount was amortized as interest expense, using the effective interest method, over the term of the Convertible Note. Total interest expense recorded during the years ended September 30, 2006 and 2005 related to the accretion of the discount was $1,652 and $4,330. As of September 30, 2006, the entire discount of $5,982 had been accreted as interest expense.

In July 2006, the Company repaid the outstanding principal balance on the Convertible Note of $25,000 and accrued interest as of the repayment date of $5,729, for a total Convertible Note settlement of $30,729.

The holders of the Convertible Debentures and the Convertible Note had the option to convert all or part of their notes into shares of the Company's common stock effective as of the date of the issuance of the debt. Due to their convertible nature, the Company recorded a total charge due to the beneficial conversion feature of $420,372 ($257,871 in the quarter ended December 31, 2004 and $116,667 in the quarter ended March 31, 2005) in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value method and was charged to interest expense with a corresponding credit to additional paid-in capital at the date of the issuance because the notes were immediately convertible.

STAPLES  CONVERTIBLE  NOTE

On July 14, 2006, the Company issued a Convertible Promissory Note to Staples Management, Inc. (the "Staples Convertible Note") in the amount of $500,000. The Staples Convertible Note matures July 14, 2007. The Staples Convertible
Note is convertible into that number of shares of the Company's common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date. The Staples Convertible Note bears interest at a rate of 10% per annum, payable at maturity. The Company may, in its discretion, prepay the principal amount and all accrued interest at anytime prior to maturity without any prepayment penalty.

In connection with the Staples Convertible Note, the Company issued a warrant to purchase 3,125,000 shares of common stock at an exercise price of $0.16 per share (the "Staples Warrant"). The Staples Warrant expires on July 14, 2009.

The Staples Warrant issued in connection with the Staples Convertible Note was recorded based on its relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the Staples Warrant was recorded as paid-in capital, estimated at $265,400. The fair value of the Staples Warrant was determined based on an option pricing model with the following assumptions: warrant life of three years, risk free interest rate of 5.05%, volatility of 116%, and a zero dividend yield. The intrinsic value of the

Staples Convertible Note results in a beneficial conversion feature that reduces the book value of the Staples Convertible Note to not less than zero. Accordingly, the Company recorded a discount of $500,000 on the Staples Convertible Note. The Company amortizes the discount using the effective interest method over the one-year life of the Staples Convertible Note.

As of September 30, 2006, accrued interest on the Staples Convertible Note was $10,685. The Company recorded interest expense related to the accretion of the discount on the Staples Convertible Note of $26 for the year ended September 30, 2006. As of September 30, 2006 the carrying value of the Staples Convertible
Note  was  $26,  net  of  unamortized  debt  discount  of  $499,974.

NOTE  10.  LONG-TERM  DEBT,  STOCKHOLDERS

ESI PROMISSORY NOTE 1

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

The Company did not make the final $250,000 payment that was due on December 1, 2006 under the terms of the Purchase Agreement. On January 24, 2007, Mr. Redding notified the Company that ESI considers the Company in breach of the final $250,000 payment obligation under the terms of the Purchase Agreement. ESI asserts that rights to the U-Strip Technology will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. If the Company cannot cure this default and is unsuccessful in negotiating a settlement of the dispute with ESI over the final $250,000 payment, rights to the intellectual property acquired through the Purchase Agreement will revert to ESI. See Note 15 "Subsequent Events."

Note 1 has no stated interest rate but interest has been imputed at 6.25%. Interest expense for the years ended September 30, 2006 and 2005 related to Note 1 was $47,098 and $127,082. As of September 30, 2006, the outstanding principal balance under Note 1 is $493,207, all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. As of September 30, 2006, accrued interest payable on Note 1 is $7,706 as the scheduled loan payment due on September 1, 2006 was not made until subsequent to September 30, 2006. Note 1 is secured by the Intellectual Property.

ESI PROMISSORY NOTE 2

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. Interest expense during the years ended September 30, 2006 and 2005 related to
Note 2 was $31,808 and $12,407. As of September 30, 2006, accrued interest payable on Note 2 is $18,998. At September 30, 2006, the outstanding principal balance on Note 2 is $62,805 all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. Note 2 is unsecured.

STOCKHOLDER  NOTES

During the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, the Company entered into 17 notes payable (collectively the "Stockholder Notes") totaling $15,000, $224,000, $674,976, $190,000 and $425,000, respectively, to a stockholder company. The Stockholder Notes bear interest at 8% per annum. Principal and interest related to the Stockholder Notes are due in full two years from the end of the quarter during which they were entered into. Interest expense for the years ended September 30, 2006 related to the Stockholder Notes was $120,598 and $23,432. At September 30, 2006, the outstanding principal balance on the Stockholder Notes is $1,528,976, $1,289,976 of which is included in the current portion of long-term debt, stockholders and $239,000 of which is included in the long-term debt, stockholders, less current portion, in the consolidated balance sheet. As of September 30, 2006, accrued interest related to the Stockholder Notes was $144,030 of which $126,672 is included in the current portion of interest payable and $17,358 of which is included in the interest payable, long term in the consolidated balance sheet. The Stockholder Notes are unsecured.

The following is a schedule of the future minimum principal payments for the twelve months ending September 30:

     2007                            $ 1,845,988
     2008                                239,000
                                     ------------

                                       2,084,988
     Less current portion             (1,845,988)
                                     ------------

                                     $   239,000
                                     ============

NOTE  11.  CONVERTIBLE  PROMISSORY  NOTES,  LONG-TERM

CONVERTIBLE PROMISSORY NOTES

On August 29, 2005 and December 8, 2005, the Company issued convertible promissory notes (the "Convertible Promissory Notes") totaling $784,501 and $296,579, respectively. The Convertible Promissory Notes mature on August 29, 2007 and December 31, 2007, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Convertible Promissory Notes bear interest at a rate of 10% per annum and are payable upon maturity. Interest expense for the years ended September 30, 2006 and 2005 related to the Convertible Promissory Notes was $103,925 and $6,973. At September 30, 2006, the outstanding principal balance on the Convertible Promissory Notes is $1,081,080, $784,501 of which is included in the current portion of convertible promissory notes and $296,579 of which is included in the convertible promissory notes, long-term, in the consolidated balance sheet. As of September 30, 2006, accrued interest related to the Convertible Promissory Notes was $110,898 of which $86,513 is included in the current portion of interest payable and $24,385 of which is included in the interest payable, long term in the consolidated balance sheet.

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

The intrinsic value of the Convertible Promissory Notes results in a beneficial conversion feature. In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, the value of the beneficial conversion feature was recorded as a discount on the Convertible Promissory Notes with a corresponding credit to additional paid-in capital at the date of the issuance. Accordingly, the Company recorded a discount of $58,457 and $177,267 during the three months ended December 31, 2005 and September 30, 2005 related to the Convertible Promissory Notes. The Company amortizes the discount using the effective interest method over the two-year life of the Convertible Promissory Notes.

During the years ended September 30, 2006 and 2005 the Company recorded interest expense related to the accretion of the discount on the Convertible Promissory Notes of $113,291 and $19,756. As of September 30, 2006, the carrying value of the current portion of the Convertible Promissory Notes was $712,655, net of unamortized debt discount of $71,846. As of September 30, 2006, the carrying value of the long-term portion of the Convertible Promissory Notes was $265,747, net of unamortized debt discount of $30,832.

In connection with the Convertible Promissory Notes, the Company owes a 12.5% financing fee, to an unrelated party, on all funds raised under the terms of the Convertible Promissory Notes. Accordingly, the Company paid $135,135 as compensation for raising the funds. The Company recorded the total cash compensation as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the years ended September 30, 2006 and 2005, the Company recognized $58,300 and $4,086 as interest expense in the Consolidated Statements of Operations related to these deferred financing fees.

2006  CONVERTIBLE  NOTES

On December 21, 2005, the Company issued convertible promissory notes (the "2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007. Accrued interest is payable on the first anniversary of the 2006 Convertible Notes and at maturity. Interest expense for the year ended September 30, 2006 related to the 2006 Convertible Notes was $19,929. As of September 30, 2006, accrued interest on the 2006 Convertible Notes was $19,929. The Company may prepay, with a prepayment penalty equal to two months' interest, the principal amount and all accrued interest related to the 2006 Convertible Notes at any time upon sixty days prior written notice to the 2006 Convertible Note holder. The 2006 Convertible Note holders may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the 2006 Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 or 80% of the average closing bid price per share of common stock during the ten trading days immediately prior to any such conversion.

In connection with the 2006 Convertible Notes, the Company also issued warrants to purchase 195,000 shares of the Company's common stock at an exercise price of $1.00 per share ("2006 Convertible Note Warrants"). The 2006 Convertible Note Warrants are exercisable until December 21, 2007.

Warrants issued in connection with the 2006 Convertible Notes were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital with an offsetting debit to discount on the convertible debt , estimated at $71,330 during the three months ended December 31, 2005. The fair value of the warrants issued during the three months ended December 31, 2005, was determined based on an option pricing model with the following assumptions: warrant lives of two years, risk free interest rate of 4.43%, volatility of 383%, and a zero dividend yield. The intrinsic value of the 2006 Convertible Notes results in a beneficial conversion feature that reduces the book value of the 2006 Convertible Notes to not less than zero. Accordingly, the Company also recorded a discount of $58,670 during the three months ended December 31, 2005 on the 2006 Convertible Notes. The total discount recorded related to the 2006 Convertible Notes was $130,000. The Company amortizes the discount using the effective interest method over the two-year life of the Debentures.

The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $685 for the year ended September 30, 2006. As of September 30, 2006 the carrying value of the 2006 Convertible Notes was $685, net of unamortized debt discount of $129,315.

In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance and had a combined fair value of $11,897 at issuance. The Company recorded the total cash compensation and fair value of the warrants as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the year ended September 30, 2006, the Company recognized $11,437 as interest expense in the Consolidated Statements of Operations related to these deferred financing fees.

NOTE  12.  RELATED  PARTIES

The Company's interim Chief Executive Officer and Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the year ended September 30, 2006, services provided by the Interim CEO's law firm totaled $225,300. As of September 30, 2006, the Company owed the law firm $134,300, which is included in accounts payable and accrued expenses in the consolidated financial statements.

As of September 30, 2006, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $54,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. (See Note 7, Short-Term Notes Payable to Stockholder).

On July 29, 2004, in accordance with the provisions of the Purchase Agreement, the Company entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. Mr. Redding's employment agreement provides that he will serve as the Company's Vice President of Licensing and Corporate Strategy for a period of three years at a salary of $125,000 in the first year, $150,000 in the second year and $175,000 in the third year. The agreement is renewable for two one-year terms at salaries of $200,000 and $225,000 unless either party shall give the other 90 days prior notice of its intent not to renew the agreement. Under the employment agreement, the Company will pay Mr. Redding a signing bonus of $80,000 in eight equal installments. The Company also will provide Mr. Redding with (i) the use of a car during the term of the agreement, (ii) errors and omissions insurance for the term of his employment, and (iii) a $1,000,000 life insurance policy payable at Mr. Redding's discretion. Under the agreement, Mr. Redding is obligated to transfer and assign to the Company all inventions and improvements relating to the Intellectual Property. Mr. Redding is obligated to maintain all information relating to the Intellectual Property and the Company in confidence during the term of the agreement or thereafter. The Company may terminate Mr. Redding's employment agreement at any time upon notice from the Company either (i) upon the determination by the Company that his performance is not satisfactory for any reason (other than justifiable cause, as described below) and the giving of notice specifies with reasonable particularity how such performance is not satisfactory, and Mr. Redding has failed to remedy his performance to the reasonable satisfaction of the Company within 30 days of such notice; or (ii) upon the determination by the Company that there is justifiable cause, such as his conviction of any crime involving the Company's money or other property or which constitutes a felony or the unauthorized disclosure of confidential information, any attempt to secure improper personal profit in connection with the business of the Company or his repeated and willful failure to comply with his duties under the employment agreement. If the Company terminates Mr. Redding's employment agreement for reasons other than justifiable cause, disability or death, he will be entitled to receive severance pay in an amount equal to one-twelfth of the sum of his then annual salary plus the amount of the last bonus awarded to him for a period equal to one month for each month that he was employed by the Company, provided however, that in no event shall such period be less than six months nor more than 12 months. Mr. Redding may terminate his employment agreement at any time upon 30 days' prior written notice to the Company.

On September 7, 2005, as a result of the Company's default under the initial terms of Mr. Redding's employment agreement, the Company entered into a letter agreement amending the terms of his initial employment agreement. Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of unpaid compensation earned and due to him through December 31, 2005. Of the total 152,135 shares of common stock, 109,010 shares of common stock were issued to settle $94,792 of unpaid compensation due to Mr. Redding as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on September 30, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317 during the quarter ended September 30, 2005. The remaining 43,125 shares of common stock were issued to settle $37,500 of unpaid compensation due to Mr. Redding for his salary earned during the quarter ended December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on December 31, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the quarter ended December 31, 2005. As of September 30, 2006, the Company owed Mr. Redding $86,667 in unpaid compensation and $82,116 for reimbursement of expenses incurred by Mr. Redding in the development of the transdermal technology, both of which are included in accounts payable and accrued expenses on the Consolidated Balance Sheet at September 30, 2006.

As a result of the Company's default under Mr. Redding's original employment agreement and various other factors, the Company concluded that Mr. Redding will be treated as a consultant rather than an employee. Accordingly, compensation expense incurred related to Mr. Redding's employment agreement will be recorded as professional fees and research and development consulting expense in the Consolidated Statements of Operations.

On January 24, 2007, Mr. Redding notified Dermisonics that he was resigning as the Company's Executive Vice President. Mr. Redding did not resign as a member of the Board of Directors of the Company. The Company is not obligated to make any severance payments to Mr. Redding.

Prior to Mr. Redding's resignation as an officer of the Company, the Company and Mr. Redding had engaged in settlement discussions concerning the issuance of additional shares of common stock of the Company to Mr. Redding in settlement of his accrued salary through December 31, 2005. In September 2005, the Company agreed to issue Mr. Redding 152,135 shares of common stock valued at $1.00 per share in accordance with a registration statement to be filed on Form S-8; however, the Company failed to issue the shares under a Form S-8 registration statement, and Mr. Redding was issued 153,135 restricted shares of common stock. No definitive agreement to settle Mr. Redding's claim has been reached, but Mr. Redding has demanded that the Company issue him 800,000 additional shares of common stock registered on Form S-8 to fully compensate him for the accrued compensation due him at December 31, 2005.

ESI provides research and development services to the Company on a month-to-month basis. During the year ended September 30, 2006, the Company incurred a total of approximately $425,000 for such services. As of September 30, 2006, the Company owed ESI approximately $305,000, which is included in accounts payable and accrued expenses in the consolidated financial statements. Mr. Redding is ESI's president and largest stockholder, and ESI is the Company's largest stockholder.

NOTE  13.  COMMON  STOCK  AND  WARRANTS

WARRANTS

On October 20, 2004, the Company issued Current Capital Corp. a warrant to purchase 300,752 shares of common stock at an exercise price of $1.33 per share as partial consideration pursuant to a consulting agreement under which Current Capital agreed to provide financial and investor public relations services and related matters in Canada. The warrant was fully vested upon issuance. During the year ended September 30, 2005, the Company recognized consulting expense of $195,700 related to the issuance of this warrants. The warrant expired on September 30, 2006.

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

On December 3, 2004, the Company issued Adil Saleh a warrant to purchase 225,564 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007 pursuant to a consulting agreement. The warrant was fully vested upon issuance. During the year ended September 30, 2005, the Company recognized consulting expense of $160,228 related to this warrant.

On January 17, 2005, the Company issued Georg Hochwimmer warrants to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through December 31, 2007 pursuant to a consulting agreement. One hundred fifty thousand of the warrants were vested as of September 30, 2005; the remaining 75,000 warrants vested on January 31, 2006.

On April 13, 2005, the Company issued Robert L. Watson a warrant to purchase 225,000 shares of common stock at an exercise price of $1.33 per share, exercisable through September 30, 2007. The warrant was subject to a vesting schedule; however, pursuant to a termination agreement with Mr. Watson on June 30, 2005, the Company agreed to vest 100,000 of the warrants and cancel the remaining 125,000 warrants. During the year ended September 30, 2005, the Company recognized consulting expense of $74,792 related to these warrants. See " - Common Stock" below.

On  October  5,  2005,  the  Company  issued  Trilogy  Capital  Partners,  Inc.
("Trilogy") a warrant to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrant was fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company amortizes, on a straight-line basis, the fair value of this warrant over the one-year consulting agreement as consulting expense, beginning in October 2005. As such, during the year ended September 30, 2006, the Company recognized consulting expense of $1,236,454 related to the issuance of this warrant.

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

On  April  13, 2005, the Company issued 150,000 shares of common stock to Robert
L. Watson at a value of $127,500 pursuant to a consulting agreement under which Mr. Watson agreed to provide management consulting services. On June 30, 2005, the Company entered into a termination letter with Mr. Watson whereby the Company agreed to pay Mr. Watson $27,500 owed to him pursuant to his consulting agreement. The $27,500 owed was settled by paying Mr. Watson $10,000 in cash in August 2005 and issuing him 15,487 shares of common stock valued at $17,500.
Pursuant to the termination letter the Company agreed to vest 100,000 of the 225,000 warrants originally issued. See " - Warrants" above.

On May 2, 2005, the Company issued common stock at a price of $.52 per share to Hyman Fein (48,077 shares of common stock for total consideration of $25,000) and Victor Fein (163,462 shares of common stock for total consideration of $85,000), both accredited investors and Convertible Debenture holders.

On May 26, 2005, the Company issued shares of common stock at $0.83 per share to Ruffa & Ruffa (213,298 shares of common stock for total consideration of $177,038) and Gibson, Haglund & Paulsen (221,256 shares of common stock for total consideration of $183,642) in settlement of legal services rendered by such law firms.

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

On September 27, 2005, the Company issued 11,765 shares of common stock to The van de Kamp Group at a value of $10,000 ($0.85 per share) for consulting services to the Company.

On November 3, 2005, The Company entered into a consulting agreement with The van de Kamp Group to provide investor relations support. As compensation, the Company issued 20,000 shares of common stock, which had a fair market value on the date of grant of $18,200. As such, during the year ended September 30, 2006, the Company recognized consulting expense of $18,200 related to the issuance of these shares of common stock.

On December 7, 2005, the Company entered into a one-year consulting agreement with Robert Trainor to provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which had a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized consulting expense of $197,083 related to the issuance of these shares of common stock.

On March 14, 2006, the Company entered into a one-year consulting agreement with Alan Fein to provide advice and consult with the Company concerning the capitalization of the Company and helping with private financings. As compensation, the Company issued 300,000 shares of common stock, which had a fair market value on the date of grant of $171,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $99,750 as consulting expense related to the issuance of these shares of common stock.

On March 15, 2006, the Company entered into a one-year consulting agreement with Michael Stock to provide advice and help with marketing and strategic planning in connection with the development, maintenance and growth of a market in the U.S. for the U-Strip and ancillary products. As compensation, the Company issued 325,000 shares of common stock, which had a fair market value on the date of grant of $172,250. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $100,479 as consulting expense related to the issuance of these shares of common stock.

On March 16, 2006, the Company entered into a one-year consulting agreement with International Market Trend to provide financial and investor public relations. As compensation, the Company issued 400,000 shares of common stock, which had a fair market value on the date of grant of $212,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $123,667 as consulting expense related to the issuance of these shares of common stock.

On April 5, 2006, the Company entered into a one-year consulting agreement with EurXchange Consulting Ltd. to provide financial and investor public relations and related matters in the Federal Republic of Germany. As compensation, the Company issued 300,000 shares of common stock, which had a fair market value on the date of grant of $201,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $100,500 as consulting expense related to the issuance of these shares of common stock.

On April 18, 2006, pursuant to a consulting agreement, the Company issued 50,000 shares of common stock to Avalon International Group to provide advice to, undertake for, and consult with the Company concerning strategic planning, and corporate development in connection with the operation of the business of the Company. The 50,000 shares of common stock had a fair market value on the date of grant of $27,500. As such, during the year ended September 30, 2006, the Company recognized $27,500 as consulting expense related to the issuance of these shares of common stock.

On May 15, 2006, the Company entered into a one-year consulting agreement with Aaron Lasry to provide advice to, undertake for and consult with the Company concerning the capitalization of the Company and shall be specifically responsible for assisting in the negotiation and completion of private financings for the Company. As compensation, the Company issued 160,000 shares of common stock, which had a fair market value on the date of grant of $46,400. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the year ended September 30, 2006, the Company recognized $15,467 as consulting expense related to the issuance of these shares of common stock.

During the year ended September 30, 2006, the Company was in the process of settling an intellectual property claim with an unrelated party. The settlement agreement required the Company to issue 200,000 shares of common stock to the unrelated party in consideration of any intellectual property claims that the unrelated party may have against the Company. As such, included in professional fees and research and development consulting expense for the year ended September 30, 2006 is the estimated fair value of the common stock of $34,000. As part of the settlement agreement, the Company is also required to pay the unrelated party $30,000 in cash, of which $15,000 was paid by September 30, 2006 and the remaining $15,000 is due by December 31, 2006.

COMMON STOCK AND WARRANTS

On October 18, 2004, the Company issued to BX Inc. ("BX") 1,425,000 shares of common stock and a warrant to purchase 714,286 shares of common stock at an exercise price of $1.33 per share. The common stock and warrant were issued pursuant to an agreement under which the Company agreed to compensate BX for services rendered with respect to the acquisition by the Company of the Intellectual Property. The warrant expired on September 30, 2006.

On October 18, 2004, the Company issued to Integrated Inventions (Canada) Inc. ("III") 1,090,833 shares of common stock and a warrant to purchase 546,784 shares of common stock at an exercise price of $1.33 per share. The common stock and warrant were issued pursuant to an agreement under which the Company agreed to compensate III for services rendered with respect to the acquisition by the Company of the Intellectual Property and reimburse it for expenses incurred in connection with such acquisition. The warrant expired on September 30, 2006.

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

On February 1, 2006, the Company approved the offering (the "2006 Offering") of 5,200,000 units (the "Units") for a total offering price of $1,300,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25. The warrants are exercisable at any time prior to the second anniversary from the date of grant. During the year ended September 30, 2006, the Company raised $711,000 and issued 2,844,000 shares of common stock and warrants to purchase up to 2,844,000 shares of stock in accordance with the terms of the 2006 Offering.

In accordance with the terms of the 2006 Offering, the Company is required to file a Registration Statement on Form SB-2 (the "Registration Statement") covering the common stock and warrants issued under the 2006 Offering with the SEC no later than forty-five (45) days after the closing date of the 2006 Offering (the "Filing Date") and use the Company's best efforts to cause the Registration Statement to become effective within one hundred twenty (120) days after the closing of the 2006 Offering. If the Registration Statement is not filed by the Filing Date or declared effective within one hundred twenty (120) days, then cash delay payments equal to 1.5% per month shall apply for a period not to exceed twelve (12) months from the date of the closing of the 2006 Offering (the "Cash Penalty"). The 2006 Offering closed on April 18, 2006 (the "Closing Date"). As of September 30, 2006, the Company had not filed a Registration Statement and is therefore in default with respect to the filing requirements of the 2006 Offering. As such, during the year ended September 30, 2006, the Company recorded an accrual of $37,410 for the Cash Penalty owed to the investors in the 2006 Offering. The Cash Penalty was accounted for as a cost of the 2006 Offering, a deduction from the proceeds received under the 2006
Offering  and  recorded  as  a  deduction  from  additional  paid-in  capital.

In connection with the 2006 Offering, the Company paid $65,500 in cash and issued five warrants to purchase a combined 262,000 shares of common stock as compensation for raising the funds. The warrants have an exercise price of $0.25 per share. One warrant to purchase 20,000 shares of common stock expires on February 28, 2008. The four warrants to purchase a combined 242,000 shares of common stock expire on March 31, 2008. The warrants are fully vested upon issuance.

During the quarter ended September 30, 2006, the Company sold 1,300,000 shares of its common stock with attached warrants to Mercatus & Partners, LP ("Mercatus") for a purchase price of $0.25 per share (the "Mercatus Offering") for total proceeds of $325,000. In connection with the sale of the 1,300,000 shares of common stock, the Company granted Mercatus a warrant to purchase an additional 1,300,000 shares of common stock at an exercise price of $0.25 per share. The warrant expires on September 30, 2009.

In connection with the Mercatus Offering, the Company granted a warrant Avalon International Group to purchase 130,000 shares of common stock as compensation for raising the funds. The warrant has an exercise price of $0.25 per share and expires on September 30, 2009. The warrant is fully vested upon issuance.

CONVERTIBLE NOTES AND WARRANTS

On November 16, 2004, the Company issued a convertible promissory note to Kenneth Hovden, an accredited investor in the principal amount of $25,000 (the
"Hovden Note"). The Hovden Note bears interest at the rate of 8% per annum and is convertible into shares of common stock at $.82 per share. In connection with the Hovden Note, the Company issued Mr. Hovden a warrant to purchase 15,283 shares of common stock at an exercise price of $1.33 per share. The warrant expired on October 31, 2005. On July 18, 2006, the Company repaid the outstanding principal and related accrued interest of the Hovden Note. (see Note 9, Short-Term Convertible Debt).

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

On July 14, 2006, the Company issued a $500,000 convertible promissory note to Staples Management (the "Staples Convertible Note"). The Staples Convertible Note bears interest at 10% per annum and matures on July 14, 2007. In connection with the Staples Convertible Note, the Company issued a warrant to purchase 3,125,000 shares of the Company's common stock at an exercise price of $0.16 per share ("Staples Convertible Note Warrants"). The Staples Convertible Note Warrants are exercisable until July 14, 2009.

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

In September 2006, all five of the Convertible Debenture holders exercised their conversion right pursuant to the terms of the Convertible Debentures (see Note 9: Short Term Convertible Debt, Convertible Debentures). Accordingly, the Company issued 1,777,749 shares of common stock. Additionally, the Company agreed to issue warrants to the Convertible Debenture holders to purchase 1,777,749 shares of common stock at an exercise price of $0.16 per share. The warrants expire on September 30, 2009.

A  summary  of  warrant-related  activity  is  as  follows:

                                                                          Number of
                                                                          Warrants       Weighted Average
                                                                         Outstanding      Exercise Price
                                                                      -----------------  -----------------
Outstanding at September 30, 2005                                            5,945,025   $            1.33

Issued for services                                                          3,011,250                0.65
Issued for loan fees                                                            12,000                1.00
Issued in connection with convertible notes                                  3,320,000                1.00

Issued in connection with conversion of convertible debentures               1,777,749                0.16

Issued in connection with sale of common stock and attached warrants         4,144,000                0.25

Expired                                                                     (1,577,105)               1.33
                                                                      -----------------
Outstanding at September 30, 2006                                           16,632,919   $            0.59
                                                                      =================

The following is a summary of warrants outstanding, all of which are exercisable at September 30, 2006:

                                              WEIGHTED
                                               AVERAGE
                                              REMAINING          WEIGHTED
     EXERCISE                NUMBER       CONTRACTUAL LIFE        AVERAGE
      PRICES              OUTSTANDING          (YEARS)        EXERCISE PRICE
----------------------  ----------------  -----------------  -----------------
$         0.16                 4,902,749               2.87  $            0.16
          0.25                 4,536,000               1.97               0.25
          0.72                 2,616,806               2.00               0.72
          1.00                   209,444               1.29               1.00
          1.33                 4,367,920               1.23               1.33
                        ----------------
$    0.16-1.33                16,632,919               2.04  $            0.59
                        ================

The warrants issued during the year ended September 30, 2006 were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 71% to 383%, risk free interest rates ranging from 3.7% to 5.17%, expected lives ranging from two to three years, and a 0% dividend yield.

NOTE  14.  INCOME  TAXES

The Company is liable for income taxes in the United States. As of September 30, 2006, the Company did not have any income for income tax purposes and, therefore, no income tax liability or expense has been recorded in these consolidated financial statements.

The Company has the following deferred tax assets at September 30:

                                         2006           2005
                                     -------------  -------------

Net operating losses carry forwards  $  2,445,000   $  1,465,000

Stock compensation expense              1,802,000      1,370,000
                                     -------------  -------------
Accrued expenses                          180,000          5,000
                                     =============  =============
Total deferred tax assets            $  4,427,000   $  2,840,000

Less valuation allowance              ($4,427,000)   ($2,840,000)
                                     =============  =============
Net deferred tax assets              $          -   $          -

The net increase in the valuation allowance for deferred tax assets was $1,587,000 and $2,296,000 for the years ended September 30, 2006 and September
30, 2005. The Company has provided a full valuation allowance against the deferred tax assets because the Company believes the use of these assets cannot be reasonably assured.

For federal tax purposes, the Company has net operating loss carry forwards at September 30, 2006 available to offset future federal taxable income, if any, of approximately $6,985,000. Due to stock ownership changes in prior years the Company's ability to offset future taxable income with these losses may be limited. These operating loss carry forwards begin expiring in 2020.

The effects of state income taxes were insignificant for the years ended September 30, 2006 and September 30, 2005.

NOTE  15.  SUBSEQUENT  EVENTS

On October 3, 2006, the Company issued a convertible promissory note in the principal amount of $250,000 to Staples Management. The promissory note accrues interest at 10% per annum and matures on September 30, 2007. Interest is payable at maturity. In the event of default, the promissory note is convertible into shares of common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date.

On December 1, 2006, the Company received a notice of default from ESI as a result of the Company's inability to make the final payment of $250,000 due under the Purchase Agreement with ESI.

On January 24, 2007, Bruce K. Redding notified Dermisonics, Inc. (the "Company" or "Dermisonics") that he was resigning as the Company's Executive Vice President. Mr. Redding did not resign as a member of the Board of Directors of the Company. Mr. Redding is also the Chief Executive Officer, a member of the Board of Directors, and majority shareholder of ESI, the largest shareholder of the Company.

On January 24, 2007, Mr. Redding also notified the Company that ESI considers the Company in breach of the Company's final $250,000 payment obligation under the terms of the Purchase Agreement. The Purchase Agreement provided for a $500,000 initial payment and eight quarterly payments of $250,000 as part of the consideration for the purchase by the Company of patent and other rights relating to the U-Strip Technology. The final $250,000 payment was due on December 1, 2006, subject to the Company's right to cure any default during the 30-day period following receipt of notice from ESI ("cure period").

On December 28, 2006, the Board of Directors of the Company considered an offer for a $500,000 capital infusion (the "$500,000 Offer"), which could if accepted provide capital to make the final payment obligation of $250,000 during the cure period. Based on the representation by Mr. Redding that ESI would permit a further extension of the cure period to allow the Company the time to raise the capital for the payment on terms more favorable to the Company than the $500,000 Offer, the Company rejected the $500,000 Offer. On December 29, 2006, Mr. Redding notified the Company that any decision to extend the cure period for the final payment would be determined by the ESI Board of Directors, with Mr. Redding abstaining from any vote on the matter.

In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply a portion of monies owed to Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with

Redmoor,  the  Company  would  be indebted to Redmoor for $250,000 and the final
$250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid to by ESI to Redmoor in cash in December 2006 but had not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2006 Tender"). ESI rejected the January 2006 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended. ESI also asserted that the patent rights and related technology comprising the U-Strip Technology purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

Management of the Company believes that the January 2006 Tender was a bona fide attempt to cure the default of the final $250,000 payment, will seek to enforce its rights through litigation against ESI if a satisfactory settlement of the dispute cannot be achieved.

If the Company does not succeed in negotiating a settlement or in litigation, it will have no rights in the U-Strip Technology and will be forced to abandon its current business plan.

In January 2007, as a result of not having the capital to meet payroll obligations, the Company laid off all of its employees. If and when additional funding is obtained, the Company will re-hire former employees or may hire and train new employees. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.

In addition to what ESI has billed the Company for research and development consulting services, ESI has informed the Company that it has spent approximately $385,000 on the development of one of the new applications of the U-Strip Technology designed to deliver cosmetic formulations to the surface of the skin (the "U-Wand"). ESI has asserted that it owns the rights to the U-Wand; however, the Company believes that the technology related to the U-Wand is part of the U-Strip Technology owned by the Company. If the Company is able to demonstrate that it is the owner of the rights to the U-Wand through litigation or settle the questions of ownership of the U-Wand rights through settlement negotiations with ESI, the Company would have an additional liability for the expenses incurred by ESI in the development of the U-Wand. The $385,000 is not reflected in the Company's Consolidated Financial Statements.

ESI has also asserted that the Company owes ESI $90,000 for patent fees ESI paid to its patent counsel at the time of the Purchase Agreement; however, the Company believes that the $90,000 patent expense was included in the total consideration paid in accordance with the terms of the Purchase Agreement and that no additional amount is owed to ESI with regards to this matter.

Prior to Mr. Redding's resignation as an officer of the Company, the Company and Mr. Redding had engaged in settlement discussions concerning the issuance of additional shares of common stock of the Company to Mr. Redding in settlement of his accrued salary through December 31, 2005. In September 2005, the Company agreed to issue Mr. Redding 152,135 shares of common stock valued at $1.00 per share in accordance with a registration statement to be filed on Form S-8; however, the Company failed to issue the shares under a Form S-8 registration statement, and Mr. Redding was issued 153,135 restricted shares of common stock. No definitive agreement to settle Mr. Redding's claim has been reached, but Mr. Redding has demanded that the Company issue him 800,000 additional shares of common stock registered on Form S-8 to fully compensate him for the accrued compensation due him at December 31, 2005.

On February 15, 2007, the Company issued, one-year, 10% interest bearing convertible promissory notes (the "Promissory Notes") to two unrelated individuals in the aggregate amount of $50,000. The Promissory Notes are convertible into shares of common stock at the lesser of $0.10 per share or 70% of the average of the three lowest closing bid prices of the Company's common stock in the 30-day period prior to conversion. Warrants to purchase up to 1,000,000 shares of common stock were also issued in connection with the Promissory Notes. These warrants have an exercise price of $0.10 per share and expire on February 15, 2010. The terms of the Promissory Notes were approved by the Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our interim Chief Executive Officer and interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our interim Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and functioning properly and effectively to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

MATERIAL WEAKNESS IDENTIFIED

     In connection with the preparation of our financial statements for the year ended September 30, 2006, certain significant internal control deficiencies became evident to management which, in the aggregate, represent material weaknesses, including,

     (i) inadequate management oversight as evidenced by lack of independent members of the board of directors, lack of a designated audit committee, and lack of an audit committee financial expert;
     (ii) insufficient staffing in our daily accounting functions;
     (iv) insufficient segregation of incompatible duties; and
     (v) insufficient corporate governance policies.

     As part of the communications from our auditors, Peterson Sullivan, PLLC, with respect to Peterson Sullivan's audit procedures for 2006, they informed management that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, "An Audit of Internal Control Over Financial
Reporting Performed in Conjunction with an Audit of Financial Statements," established by the Public Company Accounting Oversight Board.

     We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2007 assessment of the effectiveness of our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS  AND  EXECUTIVE  OFFICERS.

     The following table sets forth certain information about our directors and executive officers as of February 14, 2007:

-----------------------------------------------------------------------
                                                        Year First
        Name                 Position         Age  Became a Director or
                                                    Executive Officer
---------------------  ---------------------  ---  --------------------
Bruce H. Haglund       Chairman and Director   55          2004

---------------------  ---------------------  ---  --------------------
Bruce K. Redding, Jr.  Director                54          2004

---------------------  ---------------------  ---  --------------------
Grant Atkins           Director                46          2006

-----------------------------------------------------------------------

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

     Bruce K. Redding, Jr. joined the Company as Executive Vice President of Licensing and Corporate Strategy on July 9, 2004. Mr. Redding has been the Chief Executive Officer of Encapsulation Systems, Inc. ("ESI") since its founding in 1988 and has been employed by ESI full-time since 1994. In July 2006, Mr. Redding was appointed to the Board of Directors. In January 2007, he resigned as an officer of the Company. See "Item 1. Description of Business - Overview and Recent Developments" and "Item 12. Certain Relationships and Related Transactions."

     Grant R. Atkins has been a member of the Board of Directors since March 2006. Mr. Atkins has been self-employed for the last 10 years and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. He is currently the Chief Executive Officer of Lexington Resources, Inc. ("Lexington"), a position he has held since July 2003, and has been a member of its Board of Directors since September 1998.

Energy Corp. ("Morgan"). Mr. Atkins received a Bachelor of Commerce degree from the University of British Columbia.

SECTION 16(A): BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Pursuant to Section 16(a) of the Exchange Act of 1934, the executive officers and directors of the Company in addition to any person who owns more than 10% of the common stock of the Company are required to report their ownership of the common stock of the Company and changes to such ownership with the Securities and Exchange Commission. Based on a review of such reports and information provided to the Company, the Company believes that during the most recent fiscal year the executive officers and directors of the Company have complied with applicable filing requirements under Section 16(a).

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

-----------------------------------------------------------------------------------------------------------------------
                                               SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                                       Long Term Compensation
                                                            -----------------------------------------
                                 Annual Compensation                 Awards                Payouts
------------------------  --------------------------------  --------------------------  -------------
                                                            Restricted    Securities
Name and                                     Other Annual      Stock      Underlying
Principle                  Salary    Bonus   Compensation    Award(s)    Options/SARs   LTIP Payouts      All Other
Position            Year    ($)       ($)         ($)           ($)           (#)            ($)       Compensation ($)
------------------  ----  --------  -------  -------------  -----------  -------------  -------------  ----------------
Bruce H.            2006       -0-      -0-            -0-          -0-            -0-            -0-               -0-
Haglund,            2005       -0-      -0-            -0-          -0-            -0-            -0-               -0-
Chairman (1)        2004       -0-      -0-            -0-          -0-            -0-            -0-               -0-
------------------  ----  --------  -------  -------------  -----------  -------------  -------------  ----------------
Bruce K.            2006   154,167      -0-            -0-          -0-            -0-            -0-               -0-
Redding,            2005   129,167      -0-            -0-          -0-            -0-            -0-               -0-
Vice President (2)  2004    15,625   80,000            -0-          -0-            -0-            -0-               -0-
-----------------------------------------------------------------------------------------------------------------------

(1) Mr. Haglund joined the Company as its Chairman on August 6, 2004. Mr. Haglund receives no compensation for his service as an officer and director of the Company; however, Wilson, Haglund & Paulsen, a law firm in which Mr. Haglund is a principal, receives compensation for legal services provided to the Company. See "Item 12. Certain Relationships and Related Transactions."

(2) Mr. Redding joined the Company as its Executive Vice President of Licensing and Corporate Strategy on July 29, 2004. Mr. Redding is employed pursuant to the terms of an employment agreement and a subsequent letter agreement entered into on September 7, 2005 as described under "Item 10. Executive Compensation-Employment Agreements with Management." Although Mr. Redding was entitled to $15,625 in salary and $80,000 in bonus payments for the year ended September 30, 2004, the Company paid no compensation to him during that period. Mr. Redding received payment of the $80,000 bonus in September 2005. Although Mr. Redding was entitled to $129,167 in salary for the year ended September 30, 2005, the Company paid him $50,000 in cash and issued 109,010 shares of common stock as full repayment of the remaining $94,792 due him for the years ended September 30, 2005 and 2004. The
     109,010 shares of common stock were issued pursuant to the terms of the amended Employment Agreement. Although Mr. Redding was entitled to $154,167 in salary for the year ended September 30, 2006, the Company paid him $54,622 in cash and issued 43,125 shares of common stock in settlement of $37,500 of salary. As of September 30, 2006, the Company owes Mr. Redding
     $86,667 in accrued salary. See "Note 15 Subsequent Events" regarding the dispute between Mr. Redding and the Company as to the number of shares of the Company's common stock that Mr. Redding believes should have been issued to him in settlement his accrued salary for the years ended September 30, 2006 and 2005.

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

     On January 24, 2007, Mr. Redding notified Dermisonics that he was resigning as the Company's Executive Vice President. Mr. Redding did not resign as a member of the Board of Directors of the Company.

     On September 7, 2005, we entered into a letter agreement amending the terms of Mr. Redding's employment agreement. Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of $132,292 in unpaid salary due him through December 31, 2005. We also agreed to issue 250,000 shares of common stock as an incentive bonus at such time as the Company received approval to conduct its second human pilot trial on the Technology from an investigative review board, which approval was received in November 2005. We also agreed in the September 2005 letter agreement to renegotiate Mr. Redding's employment agreement; however, due to the Company's lack of capital and on-going inability to meet the terms of the employment agreement with Mr. Redding, he resigned as an officer of the Company in January 2007. See "Item 1. Description of Business
-  Overview  and  Recent  Developments"

OPTION GRANTS IN THE LAST FISCAL YEAR

     We  have  not  adopted  any  form of employee stock option or benefit plan.

FISCAL YEAR-END OPTION NUMBERS AND VALUES

     N/A

EQUITY COMPENSATION PLAN INFORMATION

     N/A

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 14, 2007 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, and (ii) by each director, director nominee, and executive officer and (iii) by all executive officers and directors as a group:

Name of                                                           Amount of
Beneficial Owner (2)                 Positions and Offices Held   Beneficial Ownership (1)  Percent Class (1)
----------------------------------  ----------------------------  ------------------------  -----------------
Encapsulation Systems, Inc.(3)      Stockholder                                 17,265,023             35.1 %
Trilogy Capital Partners, Inc. (4)  Stockholder                                  2,616,806               5.1%
Bruce K. Redding, Jr. (5)           Executive Vice President and                   402,135               0.8%
                                    Director
Bruce H. Haglund                    Chairman and Director,                         221,256               0.5%
                                    Interim Chief Executive
                                    Officer and Interim Chief
                                    Financial Officer
Staples Management (6)              Stockholder                                  3,125,000               6.0%
Mercatus & Partners LP (7)          Stockholder                                  2,600,000               5.2%
Grant R. Atkins                     Director                                           -0-                 0%
All officers and directors                                                         623,391               1.3%
as a group (3 persons)

          Footnotes
     -----------------------
     (1)  Calculated pursuant to rule 13d-3(d) of the Exchange Act.
          Beneficial ownership is calculated based on 49,224,005 shares of Common Stock issued and outstanding on a fully diluted basis as of February 14, 2007. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

     (2) The address for each of the persons identified in the foregoing table is care of the Company.

     (3) Includes shares of common stock registered in the name of Encapsulation Systems, Inc. ("ESI"). Bruce K. Redding, Jr., our Executive Vice President of Licensing and Corporate Strategy is the president, chief executive officer, a director, and the owner of approximately 80% of the capital stock of ESI. These shares are being held by a third party escrow agent subject to release only as follows:

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

     (4) Represents a warrant to purchase 2,616,806 shares of the Company's common stock at an exercise price of $0.72 per share, expiring on September 30, 2008.

     (5) Includes shares issuable to Mr. Redding based on an amendment of his employment agreement entered into on September 7, 2005. See "Item
          10. Executive Compensation-Employment Agreements with Management." See the discussion in item (3) above Mr. Redding's beneficial ownership of the ESI Shares. We have not included the ESI Shares in Mr. Redding's beneficial ownership because of the restrictions on voting and disposition of the ESI Shares, which are held in escrow.

     (6) Represents a warrant to purchase 3,125,000 shares of common stock at an exercise price of $0.16 per share, expiring on July 14, 2009.

     (7) Includes a warrant to purchase 1,300,000 shares of common stock at an exercise price of $0.25 per share, expiring on September 30, 2009.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000, which were due on September 30, 2004. The third promissory note in the amount of $9,500 was due on August 31, 2004. These three promissory notes (the "Morris Notes) do not bear interest. As of September 30, 2006 the outstanding combined balance on the Morris Notes was $59,500. As of September 30, 2006, the Morris Notes were in default. There is no default interest rate.

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

     ESI provides research and development services to the Company on a month-to-month basis. During the year ended September 30, 2006, we incurred a total of approximately $425,000 for such services. As of September 30, 2006, we owed ESI approximately $305,000.

     In addition to what ESI has billed the Company for research and development consulting services, ESI has informed the Company that it has spent approximately $385,000 on the development of one of the new applications of the U-Strip Technology designed to deliver cosmetic formulations to the surface of the skin (the "U-Wand"). ESI has asserted that it owns the rights to the U-Wand; however, the Company believes that the technology related to the U-Wand is part f the U-Strip Technology owned by the Company. If the Company is able to demonstrate that it is the owner of the rights to the U-Wand through litigation or settle the questions of ownership of the U-Wand rights through settlement negotiations with ESI, the Company would have an additional liability for the expenses incurred by ESI in the development of the U-Wand. The $385,000 is not reflected in the Company's Consolidated Financial Statements.

     ESI has also asserted that the Company owes ESI $90,000 for patent fees ESI paid to its patent counsel at the time of the Purchase Agreement; however, the Company believes that the $90,000 patent expense was included in the total consideration paid in accordance with the terms of the Purchase Agreement and that no additional amount is owed to ESI with regards to this matter.

     Prior to Mr. Redding's resignation as an officer of the Company, the Company and Mr. Redding had engaged in conversations concerning the issuance of additional shares of common stock of the Company to Mr. Redding in settlement of his accrued salary through December 31, 2005. In September 2005, the Company agreed to issue Mr. Redding 152,135 shares of common stock valued at $1.00 per share in accordance with a registration statement to be filed on Form S-8; however, the Company failed to issue the shares under a Form S-8 registration statement, and Mr. Redding was issued 153,135 restricted shares of common stock. No definitive agreement to settle Mr. Redding's claim has been reached, but

Mr. Redding has demanded that the Company issue him 800,000 additional shares of common stock registered on Form S-8 to fully compensate him for the accrued compensation due him at September 30, 2005.

     Wilson, Haglund & Paulsen, of which our Chairman, interim Chief Executive Officer, and interim Chief Financial officer is a principal, provides legal services to the Company. During the year ended September 30, 2006, Wilson, Haglund & Paulsen billed us $225,300. As of September 30, 2006, we owed Wilson, Haglund & Paulsen $134,300.

ITEM 13.     EXHIBITS

                                                                                 Location
Exhibit Number  Description                                                      Reference
--------------  -----------                                                      ---------
3.1             Articles of Incorporation.                                               1

3.2             Articles of Incorporation, as amended.                                   1

3.3             First Amended and Restated Bylaws.                                       1

4.1             Form of Subscription Agreement.                                          1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000.                                                        1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000.             1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000.                    1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                       1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                       1

10.6 Consulting Agreement dated October 5, 2000 by and between EasyTrivia.com, Inc., and Brent Snejdar.

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover.                        1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                   1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                               1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                      1

10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               1


10.12           Modification Agreement dated February 6, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               1

10.13           Penny Web Inc. Terms and Conditions.                                     1

10.14           Click Agents Corp. Banner Placement Rules.                               1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                             2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                      2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               3

10.19           Agreement with AdDynamix dated October 29, 2002.                         3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                               4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                           5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                        6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                       7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                       8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                   8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                           8

10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                            8


10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                         8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                              8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                           8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                  9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                   9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                            9

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                        10

10.33           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc. dated October 18, 2004.          10

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                       10

10.36           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                     10

10.37           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                         10

10.38           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                  10

10.39           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.               10

10.40           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                 10

10.41           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                           10

10.42           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                           10

10.43           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                       10


10.45           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                      11

10.46           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                      11

10.47           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                   11

10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                  11

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                      11

10.50           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                   11

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                  11

10.52           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank AG dated
                July 1, 2005.                                                           12

10.53           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                      14

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                      14

10.55           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                      14

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                      14

10.57           Promissory Note dated December 21, 2005 in favor of
                James Ladner.                                                           14

10.58           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner.                                                      14

10.59           Promissory Note dated December 21, 2005 in favor of
                Parmino Finance, Ltd.                                                   14

10.60           Promissory Note dated December 21, 2005 in favor of
                John Vargheses.                                                         14

10.61           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                           14

10.62           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner.                                                      14


10.63           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                    14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                           14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                           14

10.66           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                          13

10.67           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                    14

10.68           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce K. Redding Jr. regarding
                Redding Employment Agreement.                                           14

10.69           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005.                               14

10.70           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein.                                                14

10.71           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein.                                                  14

10.72           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein.                                                 14

10.73           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum.                                          14

10.74           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                           14

10.75           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer.                                                       14

10.76           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                           14

10.77           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                           14

10.78           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005.                             14

10.79           Form of Promissory Notes with Berra Holdings Ltd., the total
                Indebtedness in accordance with which Promissory Notes is
                $1,528,976 as of September 30, 2006.                                    15

10.80           Consulting Agreement between Avalon International Group and
                Dermisonics, Inc. dated November 21, 2005.                              17


10.81           Consulting Agreement between Alan Fein and Dermisonics,
                Inc. dated March 14, 2006.                                              17

10.82           Consulting Agreement between Michael Stock and
                Dermisonics, Inc. dated March 15, 2006.                                 17

10.83           Consulting Agreement between International Market Trend, Inc.
                and Dermisonics, Inc. dated March 16, 2006.                             17

10.84           Consulting Agreement EurXchange Consulting Ltd. and
                Dermisonics, Inc. dated April 5, 2006.                                  17

10.85           Consulting Agreement between Aaron Lasry and Dermisonics,
                Inc. dated May 15, 2006.                                                17

10.86           Form of $.25 Warrant for 2006 Private Placement Offering of
                Shares at $.25 per share.                                               17

10.87           Form of Settlement Agreement dated August __, 2006 among
                Sandra McElligott, Dermisonics, Inc. and Encapsulation
                Systems, Inc.                                                           17

10.88           Promissory Note dated July 14, 2006 in favor of Staples
                Management Inc.                                                         16

10.89           Warrant Agreement dated July 14, 2006 in favor of Staples
                Management Inc.                                                         16

21.1            Subsidiaries of the Registrant.                                          1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

--------------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

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

(15) Previiously filed as an exhibit to the registrant's Form 10-QSB for the fiscal quarter ended December 31, 2005.

(16) Previously filed as an exhibit to the registrant's Form 8-K on July 19, 2006.

(17) Previously filed as an exhibit to the registrant's Form 10-Q for the period ending June 30, 2006.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT  PUBLIC  ACCOUNTANTS

The Board selected Peterson Sullivan PLLC ("Peterson Sullivan") as the independent certified public accountants. Peterson Sullivan was the Company's independent certified public accountant for the fiscal year ended September 30, 2006. The Board has selected Peterson Sullivan as the independent certified public accountants to audit the financial statements of the Company for its fiscal year ended September 30, 2007. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in the Company nor any connection with the Company in any capacity otherwise than as independent accountants.

PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT AND RELATED FEES

The following table sets forth the total fees billed by Peterson Sullivan for audit and other services for fiscal year 2005, and the expected total fees billed for audit and other services for fiscal year 2006:


----------------------------------------------------------------
                    Year Ended September   Year Ended September
                          30, 2006               30, 2005
                    ---------------------  ---------------------
Audit Fees          $              43,750  $              40,000
------------------  ---------------------  ---------------------
Audit Related Fees  $               4,544  $                   0
------------------  ---------------------  ---------------------
Tax Fees            $               2,500  $               2,000
------------------  ---------------------  ---------------------
All Other Fees      $                   0  $                   0
----------------------------------------------------------------

     Audit Fees: For professional services rendered by Peterson Sullivan and for the audits of the Company's annual financial statements and the review of financial statements included in the

Company's Forms 10-QSB and 10-KSB. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

     Audit-Related Fees: This category consists of assurance and related services by Peterson Sullivan that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The amount incurred during the year ended September 30, 2006 was for services related to the preparation of a response to an SEC comment letter.

     Tax Fees: This category consists of professional services rendered by Peterson Sullivan for tax compliance and tax advice.

     All Other Fees: There were no other professional services rendered by Peterson Sullivan during the years ended December 31, 2006 or 2005.


Pre-Approval Policies and Procedures.

     The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company's principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2006.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February  16,  2007             By:/s/Bruce  H.  Haglund
                                        ----------------------------------------
                                        Bruce H. Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------------------------------------------------------------------------
       Person                               Capacity                              Date
--------------------  ----------------------------------------------------  -----------------
/s/ Bruce H. Haglund  Chairman, Acting Principal Executive Officer, Acting  February 16, 2007
Bruce H. Haglund      Principal Financial Officer and Acting Principal
                      Accounting Officer

--------------------  ----------------------------------------------------  -----------------
/s/ Grant R. Atkins   Director                                              February 16, 2007
Grant R. Atkins
---------------------------------------------------------------------------------------------

                              EXHIBIT INDEX
Exhibit Number  Description of Exhibit
--------------  ----------------------
X3.1            Articles of Incorporation.

3.2             Articles of Incorporation, as amended.

3.3             First Amended and Restated Bylaws.

4.1             Form of Subscription Agreement.

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

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.

10.11 Modification Agreement dated January 19, 2001 by and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.

10.12 Modification Agreement dated February 6, 2001 by and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.

10.13           Penny Web Inc. Terms and Conditions.

10.14           Click Agents Corp. Banner Placement Rules.


10.15           Lindlay Equity Fund Letter of March 7, 2001.

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

10.19           Agreement with AdDynamix dated October 29, 2002.

10.20 Modification Agreement dated June 30, 2003 by and between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.

10.21 Modification Agreement dated September 30, 2003 by and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.

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

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.

10.32           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.

10.33 Warrant Agreement issued by Dermisonics, Inc. in favor of Integrated Inventions (Canada) Inc. dated October 18, 2004.

10.35           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.

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

10.40 Agreement between Dermisonics, Inc. and DD Investment dated October 18, 2004.

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


10.48           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.

10.49           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.

10.50 Warrant Agreement issued by Dermisonics, Inc. in favor of Adil Saleh dated December 3, 2004.

10.51           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.

10.56 Agreement for placement of promissory notes between Dermisonics, Inc. and VEM Aktienbank AG dated
                July 1, 2005.

10.57           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.

10.58           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.

10.59           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.

10.57           Promissory Note dated December 21, 2005 in favor of
                James Ladner.

10.58           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner.

10.60           Promissory Note dated December 21, 2005 in favor of
                Parmino Finance, Ltd.

10.60           Promissory Note dated December 21, 2005 in favor of
                John Vargheses.

10.61           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.

10.62           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner.

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.

10.64           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese

10.65           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.

10.66           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.


10.67           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.

10.68           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce K. Redding Jr. regarding
                Redding Employment Agreement.

10.70           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005.

10.70 8% Convertible Debenture dated November 4, 2004 issued in favor of Victor Fein.

10.71 8% Convertible Debenture dated November 17, 2004 issued in favor of Alan Fein.

10.72 8% Convertible Debenture dated December 13, 2004 issued in favor of Hyman Fein.

10.73 8% Convertible Debenture dated December 22, 2004 issued in favor of Shalom Maidenbaum.

10.74 8% Convertible Debenture dated November 4, 2004 issued in favor of Osborn Partners Internation, Ltd.

10.75           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer.

10.76           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.

10.77           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.

10.78           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005.

10.89           Form of Promissory Notes with Berra Holdings Ltd., the total
                Indebtedness in accordance with which Promissory Notes is 1,528,976 as of September 30, 2006.

10.90 Consulting Agreement between Avalon International Group and Dermisonics, Inc. dated November 21, 2005.

10.91           Consulting Agreement between Alan Fein and
                Dermisonics, Inc. dated March 14, 2006.

10.92           Consulting Agreement between Michael Stock and
                Dermisonics, Inc. dated March 15, 2006.

10.93           Consulting Agreement between International Market Trend, Inc.
                and Dermisonics, Inc. dated March 16, 2006.


10.94           Consulting Agreement EurXchange Consulting Ltd. and
                Dermisonics, Inc. dated April 5, 2006.

10.95           Consulting Agreement between Aaron Lasry and
                Dermisonics, Inc. dated May 15, 2006.

10.96           Form of $.25 Warrant for 2006 Private Placement Offering of
                Shares at $.25 per share.

10.97           Form of Settlement Agreement dated August __, 2006 among Sandra
                McElligott, Dermisonics, Inc. and Encapsulation Systems, Inc.

10.98           Promissory Note dated July 14, 2006 in favor of
                Staples Management Inc.

10.99           Warrant Agreement dated July 14, 2006 in favor of
                Staples Management Inc

21.1            Subsidiaries of the Registrant.

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.