Form 10QSB
period 2006-12-31
Dermisonics, Inc
filed 2007-03-23
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 20, 2007 there were 49,224,005 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                                     DERMISONICS, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED BALANCE SHEET
                                            DECEMBER 31, 2006
                                               (UNAUDITED)


                                              Assets
Current assets:
  Cash                                                                                      $        122
  Prepaid expenses                                                                               167,303
                                                                                            -------------

    Total current assets                                                                         167,425

Computer equipment, net of accumulated depreciation of $252                                        2,767
Deferred financing fees                                                                           68,626
Intangible assets                                                                             19,458,654
                                                                                            -------------

    Total assets                                                                            $ 19,697,472
                                                                                            =============

                               Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                                     $  1,311,556
  Interest payable                                                                               367,580
  Short-term notes payable to stockholder                                                         74,500
  Staples convertible note payable, net of unamortized discount of $552,506                      197,494
  Convertible promissory notes, net of unamortized discount of $199,569                        1,011,511
  Current portion of long-term debt, stockholders                                              1,842,781
                                                                                            -------------

    Total current liabilities                                                                  4,805,422

Long-term debt, stockholders, less current portion                                                15,000
Interest payable, long-term                                                                          950
                                                                                            -------------

    Total liabilties                                                                           4,821,372

Commitments, contingencies and subsequent events

Stockholders' equity
  Common stock, $0.001 par value.  Authorized 100,000,000
    shares; issued and outstanding 49,224,005 shares at December 31, 2006                         49,224
  Additional paid-in capital                                                                  32,077,443
  Deficit accumulated during the development stage                                           (17,250,567)
                                                                                            -------------

    Total stockholders' equity                                                                14,876,100

                                                                                            -------------
  Total liabilities and stockholders' equity                                                $ 19,697,472
                                                                                            =============

          See accompanying notes to consolidated financial statements.

                                         DERMISONICS, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005, AND FOR THE PERIOD
                          FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2006
                                                    (UNAUDITED)


                                                                 For the Three Months Ended     Cumulative During
                                                                        December 31,             the Development
                                                                   2006             2005              Stage
                                                              ---------------  --------------  -------------------

Revenue                                                       $            -   $           -   $                -

Operating expenses:
  Professional fees and research and development consulting          527,719         936,311           12,419,640
  Loan fees                                                                -               -              187,121
  General and administrative                                         101,319         235,873            2,248,719
  Loss on extinguishment of convertible debentures                         -          99,621              374,948
  Loss on debt settlement                                                  -           1,313              368,423
                                                              ---------------  --------------  -------------------

    Total operating expenses                                         629,038       1,273,118           15,598,851
                                                              ---------------  --------------  -------------------

Interest expense                                                     132,922         129,345            1,529,917
                                                              ---------------  --------------  -------------------
    Loss from continuing operations                                 (761,960)     (1,402,463)         (17,128,768)

Discontinued operations
  Loss from operations of discontinued segment                             -               -             (121,799)
                                                              ---------------  --------------  -------------------

    Net loss                                                  $     (761,960)  $  (1,402,463)  $      (17,250,567)
                                                              ===============  ==============  ===================

Net loss per share (basic and fully diluted)                  $        (0.02)  $       (0.03)

Weighted average shares outstanding used to
  calculate basic and fully diluted net loss per share            49,224,005      41,188,479

          See accompanying notes to consolidated financial statements.

                                                DERMISONICS, INC. AND SUBSIDIARY
                                                 (A Development Stage Company)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005, AND FOR THE PERIOD
                                FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2006
                                                          (UNAUDITED)


                                                                             For the Three Months Ended      Cumulative During
                                                                                     December 31,             the Development
                                                                                2006             2005              Stage
                                                                           ---------------  --------------  -------------------

Cash flows from operating activities:
  Net loss                                                                 $     (761,960)  $  (1,402,463)  $      (17,250,567)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     252               -               40,798
    Impairment of software development costs                                            -               -               11,301
    Impairment of goodwill                                                              -               -                9,512
    Loss on extinguishment of convertible debentures                                    -          99,621              374,948
    Loss on sale of subsidiary                                                          -               -                  362
    Issuance of common stock and warrants for services, financing fees, loss on settlement of debt, and settlement of intellectual property
      lawsuit                                                                           -       1,779,967           11,093,079
    Accreted discount on convertible note payable, convertible promissory notes, convertible debentures, and staples convertible
      note payable                                                                 48,194          38,712              221,140
    Beneficial conversion feature recorded as interest expense related
      to the convertible debentures and convertible note payable                        -               -              374,538
    Amortization of debt issuance costs                                            20,374          13,249               94,198
    Accrued interest on convertible debentures converted to equity                      -               -               51,613
    Accrued filing penalty owed to the investors in the 2006 Offering             (46,909)              -              (84,320)
    Changes in operating assets and liabilities, net of effects from purchase of subsidiary
      Prepaid expenses                                                            239,634      (1,144,556)            (167,303)
      Accounts payable and accrued expenses                                       280,390         159,998            1,315,408
      Due to stockholder company                                                        -               -              375,000
      Interest payable                                                             55,371          35,180              367,617
                                                                           ---------------  --------------  -------------------

      Net cash used in operating activities                                      (164,654)       (420,292)          (3,172,676)

Cash flows from investing activies:
  Purchase of intangible assets                                                         -               -             (510,060)
  Purchase of subsidiary                                                                -               -                 (200)
  Purchase of furniture and equipment                                                   -               -               (3,696)
  Web site development costs                                                            -               -              (13,246)
  Cash acquired in purchase of subsidiary                                               -               -               14,420
  Advance to subsidiary                                                                 -               -              (60,000)
                                                                           ---------------  --------------  -------------------

      Net cash used in investing activities                                             -               -             (572,782)

Cash flows from financing activies:
  Proceeds from short-term notes payable to stockholder                            15,000               -               74,500
  Proceeds from short-term note payable                                                 -               -              500,000
  Proceeds from issuance of convertible debentures                                      -               -              232,827
  Proceeds from issuance of stockholder loans                                      16,000         224,000            1,544,976
  Proceeds from issuance of convertible promissory notes                                -         296,579            1,081,080
  Allocated proceeds from issuance of convertible promissory notes                      -          58,670               58,670
  Allocated proceeds from issuance of warrants attached to convertible
    promissory notes                                                                    -          71,330               71,330
  Allocated proceeds from issuance of convertible note payable                          -               -               19,018
  Allocated proceeds from issuance of warrants attached to convertible
    note payable                                                                        -               -                5,982
  Allocated proceeds from issuance of common stock                                      -               -            1,233,688
  Allocated proceeds from issuance of warrants attached to common stock                 -               -              542,312
  Allocated proceeds from issuance of staples convertible note payable            250,000               -              515,400
  Allocated proceeds from issuance of warrants attached to staples
    convertible note payable                                                            -               -              234,600
  Convertible debt and equity issuance costs                                            -         (51,131)            (248,927)
  Repayment of convertible note payable                                                 -               -              (25,000)
  Repayment of short-term note payable                                                  -               -             (500,000)
  Repayment of notes payable to stockholders                                     (242,294)       (457,871)          (1,594,876)
                                                                           ---------------  --------------  -------------------

      Net cash provided by financing activities                                    38,706         141,577            3,745,580
                                                                           ---------------  --------------  -------------------

      Increase (decrease) in cash                                                (125,948)       (278,715)                 122

Cash at beginning of period                                                       126,070         356,992                    -
                                                                           ---------------  --------------  -------------------

Cash at end of period                                                      $          122   $      78,277   $              122
                                                                           ===============  ==============  ===================

Supplemental disclosure of cash flow information:
  Debt discount recorded for beneficial conversion feature                 $       68,302   $     321,285   $          805,663
  Cash paid for interest                                                   $            -   $      17,315   $          269,131
  Due to stockholder settled by issuance of warrants                       $            -   $           -   $          375,000
  Conversion of convertible debentures into 1,777,749 shares of common
    stock during the year ended September 30, 2006                         $            -   $           -   $          232,827

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

Upon the closing of the Purchase Agreement, the management and Board of Directors of the Company resigned and a new Chairman was appointed and serves as interim Chief Executive Officer and interim Chief Financial Officer.

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

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $17,250,567 for the period from September 1, 2000 (date of inception) to December 31, 2006. The Company has sold its only operating subsidiary and has not generated any revenue from the recently purchased assets. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

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

On January 24, 2007, Mr. Redding, ESI's president and largest stockholder notified the Company that ESI considers the Company in breach of the Company's final payment obligation of $250,000 under the terms of the Purchase Agreement. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. If the Company cannot cure this default, successfully litigate this dispute, or is unsuccessful in negotiating a settlement of the dispute with ESI over the final $250,000 payment, rights to the Intellectual Property acquired through the Purchase Agreement may revert to ESI, resulting in an impairment of the Company's intangible assets and the Company will be forced to abandon its current business plan. See Note 3 "Summary of Significant Accounting Policies - Intangible Assets" and Note 14 "Subsequent Events."

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PERIOD FINANCIAL STATEMENTS
-----------------------------------

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the fiscal years ended September 30, 2006 and 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company has the following financial instruments: cash, accounts payable and accrued expenses, short-term and long-term debt to stockholders, Staples convertible promissory note and other convertible promissory notes. The carrying value of these instruments, other than the Staples convertible promissory note and other convertible promissory notes, approximate fair value based on their liquidity. The fair value of the Staples convertible promissory and other convertible promissory notes was determined as the excess of the proceeds over the fair value of the warrants.

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

INTANGIBLE ASSETS
-----------------

Patent rights and trademarks are recorded at cost. At December 31, 2006, management believes the patent rights and trademarks have indefinite lives and are therefore not subject to amortization but are tested for impairment at least annually and that there is no impairment of these intangible assets at the date of this report.

As discussed in Note 2 "Going Concern," if the Company is unsuccessful in negotiating a settlement of or unsuccessful in litigation concerning the dispute with ESI over the final $250,000 payment, rights to the Intellectual Property acquired through the Purchase Agreement will revert to ESI, resulting in an impairment of the Company's intangible assets. See Note 14 "Subsequent Events."

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

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through December 31, 2006, all research and development costs were paid to third parties and are included in professional fees and research and development consulting in the Consolidated Statements of Operations. During the three months ended December 31, 2006 and 2005, the Company incurred $427,142 and $841,332, of research and development expense. During the period from September 1, 2000 (date of inception) to December 31, 2006, the Company incurred $6,727,636 of research and development expense.

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

NET  LOSS  PER  SHARE
---------------------

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the three months ended December 31, 2006, because their effect would be antidilutive, are warrants to acquire 16,632,919 shares of common stock with a weighted-average exercise price of $0.59 per share.

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

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

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

VENDOR  CONCENTRATION
---------------------

The Company relies on the expertise of ESI and Bruce Redding, ESI's president and largest stockholder to facilitate the development and testing of the Company's transdermal drug delivery technology. The loss of the specialized knowledge provided by ESI and Bruce Redding could have an adverse effect on the ability of the Company to reach marketability of its technology. During the three months ended December 31, 2006, the Company incurred cash fees payable to ESI of approximately $102,000, representing 24% of research and development expenses for the three months ended December 31, 2006. During the three months ended December 31, 2005, the Company incurred cash fees payable to ESI of approximately $70,000, representing 8% of research and development expenses for the three months ended December 31, 2005. As of December 31, 2006, the Company owed ESI approximately $382,000, which is included in accounts payable and accrued expenses at December 31, 2006.

On January 24, 2007, Bruce Redding resigned as the Company's Executive Vice President. Mr. Redding did not resign as a member of the Board of Directors of the Company. As of the date of this report, the Company is still planning its strategy for dealing with Mr. Redding and ESI regarding various matters in dispute (see Note 14 "Subsequent Events") and has not assessed the impact that Mr. Redding's resignation will have on the ability of the Company to execute its business plan or continue as a going concern.

COMPREHENSIVE  INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to December 31, 2006.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED
----------------------------------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

In  September  2006,  the  Securities and Exchange Commission (SEC) issued Staff
Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years beginning after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 158 to have a material impact on its financial position or results of operations.

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of changes in the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 but before June 15, 2007, and early application is encouraged. The Company does not expect that SFAS No. 158 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company does not expect SFAS No. 159 to have a material impact on its financial position or results of operations.

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
                                                 -----------

                                                 $19,448,594
                                                 ===========

During the quarter ended March 31, 2005, the Company capitalized an additional $10,060 related to the issuance of a new patent. As of December 31, 2006, intangible assets was $19,458,654.

On January 24, 2007, Mr. Redding, ESI's president and largest stockholder notified the Company that ESI considers the Company in breach of the Company's final payment obligation of $250,000 under the terms of the Purchase Agreement. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. If the Company cannot cure this default and is unsuccessful in negotiating a settlement of or litigating the dispute with ESI over the final $250,000 payment, rights to the Intellectual Property acquired through the Purchase Agreement will revert to ESI, resulting in a potential impairment of the Company's intangible assets. See
Note  14  "Subsequent  Events."

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

Since the Company did not issue stock options or warrants to employees during the three months ended December 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

NOTE  7.  SHORT-TERM  NOTES  PAYABLE  TO  STOCKHOLDER

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000, which were due on September 30, 2004. The third promissory note in the amount of $9,500 was due on August 31, 2004. These three promissory notes (the "Morris Notes") do not bear interest. As of December 31, 2006 the outstanding combined balance on the Morris Notes was $59,500. As of December 31, 2006, the Morris Notes were in default. There is no default interest rate.

In November and December 2006, the law firm Wilson, Haglund and Paulsen ("WHP") loaned the Company an aggregate of $15,000 (the "WHP Loans"). Bruce Haglund, the Company's Chairman, interim Chief Executive Officer, and interim Chief Financial officer is a principal of WHP. The WHP Loans bear interest at 10% per annum and mature on September 30, 2007.

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

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note, the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005. Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005). The unpaid consulting fee at December 31, 2006 of $40,000 is included in accounts payable and accrued expenses.

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

Accumulatively, the Company has recorded a loss on extinguishment of debt related to the Convertible Debentures of $374,948.

ACCRETION  OF  DISCOUNT  RECORDED  AS  INTEREST EXPENSE - CONVERTIBLE DEBENTURES

During the three months ended December 31, 2006, the Company did not record any interest expense related to the accretion of the discount initially recorded for the Convertible Debentures as this discount was already fully amortized. During the three months ended December 31, 2005, the Company recorded interest expense related to the accretion of the discount initially recorded for the Convertible Debentures of $10,026.

ACCRETION OF DISCOUNT RECORDED AS INTEREST EXPENSE - MODIFIED CONVERTIBLE DEBENTURES

During the three months ended December 31, 2006 and 2005, the Company did not record any interest expense related to the accretion of the discount on the Modified Convertible Debentures. As of December 31, 2006, the discount related to the Modified Convertible Debentures was fully amortized.

8% CASH INTEREST EXPENSE AND 13% DEFAULT INTEREST EXPENSE - MODIFIED CONVERTIBLE DEBENTURES

Interest expense for the three months ended December 31, 2005 related to the Modified Convertible Debentures was $4,695.

CONVERTIBLE  NOTE  PAYABLE

In November 2004, the Company issued an 8% interest-bearing note payable (the "Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expired on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 was recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount was amortized as interest expense, using the effective interest method, over the term of the Convertible Note. Total interest expense recorded during the three months ended December 31, 2005 related to the accretion of the discount was $1,652. As of December 31, 2005, the entire discount of $5,982 had been accreted as interest expense.

The holders of the Convertible Debentures and the Convertible Note had the option to convert all or part of their notes into shares of the Company's common stock effective as of the date of the issuance of the debt. Due to their convertible nature, the Company recorded a total charge due to the beneficial conversion feature of $420,372 ($257,871 in the quarter ended December 31, 2004 and $116,667 in the quarter ended March 31, 2005) in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with

Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF No. 98-5"), and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments ("EITF No. 98-5"). The value of the beneficial conversion feature was measured using the intrinsic value method and was charged to interest expense with a corresponding credit to additional paid-in capital at the date of the issuance because the notes were immediately convertible.

In July 2006, the Company repaid the outstanding principal balance on the Convertible Note of $25,000 and accrued interest as of the repayment date of $5,729, for a total Convertible Note settlement of $30,729.

Interest expense for the three months ended December 31, 2005 related to the Convertible Note Payable was $504.

STAPLES  CONVERTIBLE  NOTE  1

On July 14, 2006, the Company issued a Convertible Promissory Note to Staples Management, Inc. in the amount of $500,000 (the "Staples Convertible Note 1"). The Staples Convertible Note 1 matures July 14, 2007. The Staples Convertible
Note 1 is convertible into that number of shares of the Company's common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date. The Staples Convertible Note 1 bears interest at a rate of 10% per annum, payable at maturity. The Company may, in its discretion, prepay the principal amount and all accrued interest at any time prior to maturity without any prepayment penalty.

In connection with the Staples Convertible Note 1, the Company issued a warrant to purchase 3,125,000 shares of common stock at an exercise price of $0.16 per share (the "Staples Warrant"). The Staples Warrant expires on July 14, 2009.

The Staples Warrant issued in connection with the Staples Convertible Note 1 was recorded based on its relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the Staples Warrant was recorded as paid-in capital, estimated at $265,400. The fair value of the Staples Warrant was determined based on an option pricing model with the following assumptions: warrant life of three years, risk free interest rate of 5.05%, volatility of 116%, and a zero dividend yield. The intrinsic value of the Staples Convertible
Note 1 results in a beneficial conversion feature that reduces the book value of the Staples Convertible Note 1 to not less than zero. Accordingly, the Company recorded a discount of $500,000 on the Staples Convertible Note 1. The Company amortizes the discount using the effective interest method over the one-year life of the Staples Convertible Note 1.

As of December 31, 2006, accrued interest on the Staples Convertible Note 1 was $23,288. The Company recorded interest expense related to the accretion of the discount on the Staples Convertible Note 1 of $681 for the three months ended December 31, 2006. As of December 31, 2006 the carrying value of the Staples Convertible Note 1 was $707, net of unamortized debt discount of $499,293.

STAPLES  CONVERTIBLE  NOTE  2

On October 3, 2006, the Company issued a Convertible Promissory Note to Staples Management, Inc. in the amount of $250,000 (the "Staples Convertible Note 2"). The Staples Convertible Note 2 matures September 30, 2007. The Staples Convertible Note 2 bears interest at a rate of 10% per annum, payable at maturity. The Company may prepay, without premium or penalty, the principal amount and all accrued interest related to the Staples Convertible Note 2 at any time upon ten days prior written notice to the Staples Convertible Note 2 holder ("Prepayment Date"). The Staples Convertible Note 2 holder may convert on the maturity date or any Prepayment Date all or any portion of the outstanding principal balance of the Staples Convertible Note 2 and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date.

The intrinsic value of the Staples Convertible Note 2 resulted in a beneficial conversion feature. In accordance with EITF No. 98-5 and EITF No. 00-27 the value of the beneficial conversion feature was recorded as a discount on the Staples Convertible Note 2 with a corresponding credit to additional paid-in capital at the date of issuance. Accordingly, the Company recorded a discount of $68,302, related to the Staples Convertible Note
2. The Company amortizes the discount using the effective interest method over the one-year life of the Staples Convertible Note 2.

As of December 31, 2006, accrued interest on the Staples Convertible Note 2 was $6,096. The Company recorded interest expense related to the accretion of the discount on the Staples Convertible Note 2 of $15,089 for the three months ended December 31, 2006. As of December 31, 2006 the carrying value of the Staples Convertible Note 2 was $196,787, net of unamortized debt discount of $53,213.

NOTE  10.  LONG-TERM  DEBT,  STOCKHOLDERS

ESI  NOTE  1

The Company has two long-term notes payable to ESI in connection with the Purchase Agreement dated July 28, 2004. The original principal amount of the first note ("Note 1") was $1,826,734 and was due on December 1, 2006. Quarterly installment payments of $250,000 are payable on Note 1 starting March 1, 2005. In the event of a default under Note 1, the entire amount then owing will become due and payable immediately, together with all costs incurred by ESI and reasonable attorneys' fee. The following constitute events of default under the
Note: (i) if the Company fails to make any payment due within 30 days after the date on which the Company receives notice of such failure, (ii) if the Company fails to observe and perform any of the covenants or agreements on its part to be observed or performed under Note 1 or the Security Agreement (as described below), (iii) if the Company defaults under the terms of the Security Agreement, or (iv) if the Company take steps that evince bankruptcy or liquidation.

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

The Company did not make the final $250,000 payment that was due on December 1, 2006 under the terms of the Purchase Agreement. On January 24, 2007, Mr. Redding notified the Company that ESI considers the Company in breach of the final $250,000 payment obligation under the terms of the Purchase Agreement. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. If the Company cannot cure this default and is unsuccessful in negotiating a settlement of the dispute with ESI over the final $250,000 payment, rights to the Intellectual Property acquired through the Purchase Agreement will revert to ESI. See Note 14 "Subsequent Events."

Note 1 has no stated interest rate but interest has been imputed at 6.25%. Interest expense for three months ended December 31, 2006 and 2005 related to
Note 1 was de minimus and $17,315. As of December 31, 2006, the outstanding principal balance under Note 1 is $250,000, all of which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. Note 1 is secured by the Intellectual Property.

ESI  NOTE  2

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. The Company was in default with regards to making the scheduled monthly payments on
Note 2, which was personally guaranteed by Bruce Redding, principal shareholder of ESI. In 2007, ESI negotiated a final settlement with the holder of Note 2 and, on behalf of the Company, on February 24, 2007, paid off the outstanding principal and accrued interest of Note 2. As a result, during the three months ended December 31, 2006, the Company recorded a downward adjustment to accrued interest in the amount of $17,110. Interest expense during the three months ended December 31, 2005 related to Note 2 was $3,103. As of December 31, 2006, accrued interest payable on Note 2 was $1,888 and the outstanding principal balance was $62,805, which is included in the current portion of long-term debt, stockholders in the consolidated balance sheet. Upon the settlement of Note 2 (February 24, 2007), the Company will remove the principal and related accrued interest on Note 2 from its consolidated balance sheet and will recognize a new debt obligation to ESI. As of the date of this report, the Company is in negotiations with ESI regarding this matter.

STOCKHOLDER  NOTES

During the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, the Company entered into seventeen notes payable (collectively the "Stockholder Notes") totaling $15,000, $224,000, $674,976, $190,000 and $425,000, respectively, to a stockholder company. The Stockholder Notes bear interest at 8% per annum. Principal and interest related to the Stockholder Notes are due in full two years from the end of the quarter during which they were entered into. Interest expense for the three months ended December 31, 2006 and 2005 related to the Stockholder Notes was $30,831 and $29,319. At December 31, 2006, the outstanding principal balance on the Stockholder Notes is $1,528,976, $1,513,976 of which is included in the current portion of long-term debt, stockholders and $15,000 of which is included in the long-term debt, stockholders, less current portion, in the consolidated balance sheet. As of December 31, 2006, accrued interest related to the Stockholder
Notes was $174,860 of which $173,910 is included in the current portion of interest payable and $950 of which is included in the interest payable, long term in the consolidated balance sheet. The Stockholder Notes are unsecured.

EURXCHANGE  NOTE  PAYABLE

On December 14, 2006, the Company entered into a note payable with EurXchange, Consulting Ltd in the amount of $16,000 (the "EurXchange Note"). The EurXchange Note bears interest at the rate of 10% per annum and matures September 30, 2007.

The following is a schedule of the future minimum principal payments for long-term debt, stockholders for the twelve months ending December 31,

                  2007                            $ 1,842,781
                  2008                                 15,000
                                                  ------------

                                                    1,857,781
                  Less current portion             (1,842,781)
                                                  ------------

                                                  $    15,000
                                                  ============

NOTE  11.  CONVERTIBLE  PROMISSORY  NOTES

CONVERTIBLE PROMISSORY NOTES

On August 29, 2005 and December 8, 2005, the Company issued convertible promissory notes (the "Convertible Promissory Notes") totaling $784,501 and $296,579, respectively. The Convertible Promissory Notes mature on August 29, 2007 and December 31, 2007, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Convertible Promissory Notes bear interest at a rate of 10% per annum and are payable upon maturity. Interest expense for the three months ended December 31, 2006 and 2005 related to the Convertible Promissory Notes was $27,628 and $21,943. At December 31, 2006, the outstanding principal balance on the Convertible Promissory Notes is $1,081,080. As of December 31, 2006, accrued interest related to the Convertible Promissory Notes was $138,526.

The Company may prepay, without premium or penalty, the principal amount and all accrued interest related to the Convertible Promissory Notes at any time upon ten days prior written notice to the Convertible Promissory Note holder ("Prepayment Date"). The Convertible Promissory Note holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the Convertible Promissory Note and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided, however, that the Company is not required to issue more than 2,021,053 shares of common stock upon the conversion of the Convertible Promissory Notes.

The intrinsic value of the Convertible Promissory Notes results in a beneficial conversion feature. In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, the value of the beneficial conversion feature was recorded as a discount on the Convertible Promissory Notes with a corresponding credit to additional paid-in capital at the date of the issuance. Accordingly, the Company recorded a discount of $58,457 and $177,267 during the three months ended December 31, 2005 and September 30, 2005, respectively, related to the Convertible Promissory Notes. The Company amortizes the discount using the effective interest method over the two-year lives of the Convertible Promissory Notes.

During the three months ended December 31, 2006 and 2005 the Company recorded interest expense related to the accretion of the discount on the Convertible Promissory Notes of $30,580 and $27,024. As of December 31, 2006, the carrying value of the Convertible Promissory Notes was $1,008,982, net of unamortized debt discount of $72,098.

In connection with the Convertible Promissory Notes, the Company owes a 12.5% financing fee, to an unrelated party, on all funds raised under the terms of the Convertible Promissory Notes. Accordingly, the Company paid $135,135 as compensation for raising the funds. The Company recorded the total cash compensation as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three months ended December 31, 2006 and 2005, the Company recognized $16,892 and $12,258 as interest expense in the Consolidated Statements of Operations related to these deferred financing fees.

2006  CONVERTIBLE  NOTES

On December 21, 2005, the Company issued convertible promissory notes (the "2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007. Accrued interest is payable on the first anniversary of the 2006 Convertible Notes and at maturity. Interest expense for the three months ended December 31, 2006 and 2005 related to the 2006 Convertible Notes was $3,943 and $429. As of December 31, 2006, accrued interest on the 2006 Convertible Notes was $23,871. The Company may prepay, with a prepayment penalty equal to two months' interest, the principal amount and all accrued interest related to the 2006 Convertible Notes at any time upon sixty days prior written notice to the 2006 Convertible Note holder. The 2006 Convertible Note holders may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the 2006 Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 or 80% of the average closing bid price per share of common stock during the ten trading days immediately prior to any such conversion.

In connection with the 2006 Convertible Notes, the Company also issued warrants to purchase 195,000 shares of the Company's common stock at an exercise price of $1.00 per share ("2006 Convertible Note Warrants"). The 2006 Convertible Note Warrants are exercisable until December 21, 2007.

Warrants issued in connection with the 2006 Convertible Notes were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital with an offsetting debit to discount on the convertible debt, estimated at

$71,330. The fair value of the warrants issued was determined based on an option pricing model with the following assumptions: warrant lives of two years, risk free interest rate of 4.43%, volatility of 383%, and a zero dividend yield. The intrinsic value of the 2006 Convertible Notes results in a beneficial conversion feature that reduces the book value of the 2006 Convertible Notes to not less than zero. Accordingly, the Company also recorded a discount of $58,670 on the 2006 Convertible Notes. The total discount recorded related to the 2006 Convertible Notes was $130,000. The Company amortizes the discount using the effective interest method over the two-year life of the Debentures.

The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $1,845 and $10 for the three months ended December 31, 2006 and 2005. As of December 31, 2006 the carrying value of the 2006 Convertible Notes was $2,529, net of unamortized debt discount of $127,471.

In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance and had a combined fair value of $11,897 at issuance. The Company recorded the total cash compensation and fair value of the warrants as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three months ended December 31, 2006 and 2005, the Company recognized $3,482 and $991 as interest expense in the Consolidated Statements of Operations related to these deferred financing fees.

NOTE  12.  RELATED  PARTIES

The Company's interim Chief Executive Officer and Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the three months ended December 31, 2006, services provided by the Interim CEO's law firm totaled $50,400. As of December 31, 2006, the Company owed the law firm $184,700, which is included in accounts payable and accrued expenses in the consolidated balance sheet. In November and December 2006, this same law firm loaned the Company an aggregate of $15,000. The loans bear interest at 10% per annum and mature on September 30, 2007.

As of December 31, 2006, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $59,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. (See Note 7, Short-Term Notes Payable to Stockholder).

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

On September 7, 2005, as a result of the Company's default under the initial terms of Mr. Redding's employment agreement, the Company entered into a letter agreement amending the terms of his initial employment agreement. Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of unpaid compensation earned and due to him through December 31, 2005. Of the total 152,135 shares of common stock, 109,010 shares of common stock were issued to settle $94,792 of unpaid compensation due to Mr. Redding as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on September 30, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317 during the quarter ended September 30, 2005. The remaining 43,125 shares of common stock were issued to settle $37,500 of unpaid compensation due to Mr. Redding for his salary earned during the quarter ended December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on December 31, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the quarter ended December 31, 2005. As of December 31, 2006, the Company owed Mr. Redding
$130,417 in unpaid compensation and $82,116 for reimbursement of expenses incurred by Mr. Redding in the development of the transdermal technology, both of which are included in accounts payable and accrued expenses on the Consolidated Balance Sheet at December 31, 2006.

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

ESI provides research and development services to the Company on a month-to-month basis. During the three months ended December 31, 2006, the Company incurred a total of approximately $102,000 for such services. As of December 31, 2006, the Company owed ESI approximately $382,000, which is included in accounts payable and accrued expenses in the consolidated financial statements. Mr. Redding is ESI's president and largest stockholder, and ESI is the Company's largest stockholder.

NOTE  13.  COMMON  STOCK  AND  WARRANTS

WARRANTS

On  October  5,  2005,  the  Company  issued  Trilogy  Capital  Partners,  Inc.
("Trilogy") a warrant to purchase 2,616,806 shares of common stock at an exercise price of $.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrant was fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company amortizes, on a straight-line basis, the fair value of this warrant over the one-year consulting agreement as consulting expense, beginning in October 2005. As such, during the three months ended December 31, 2005, the Company recognized consulting expense of $309,114 related to the issuance of this warrant.

COMMON  STOCK

On November 3, 2005, The Company entered into a consulting agreement with The van de Kamp Group to provide investor relations support. As compensation, the Company issued 20,000 shares of common stock, which had a fair market value on the date of grant of $18,200. As such, during the three months ended December 31, 2005, the Company recognized consulting expense of $18,200 related to the issuance of these shares of common stock.

On December 7, 2005, the Company entered into a one-year consulting agreement with Robert Trainor to provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which had a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three months ended December 31, 2006 and 2005, the Company recognized consulting expense of $39,417 and $19,708 related to the issuance of these shares of common stock.

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

On October 3, 2006, the Company issued a $250,000 convertible promissory note to Staples Management, Inc. (the "Staples Convertible Note 2"). The Staples Convertible Note 2 bears interest at 10% per annum and matures on September 30, 2007. The Staples Convertible Note 2 holder may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the Staples Convertible Note 2 and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date.

NOTE  14.  SUBSEQUENT  EVENTS

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

On January 24, 2007, Mr. Redding also notified the Company that ESI considers the Company in breach of the Company's final $250,000 payment obligation under the terms of the Purchase Agreement. The Purchase Agreement provided for a $500,000 initial payment and eight quarterly payments of $250,000 as part of the consideration for the purchase by the Company of patent and other rights relating to the Intellectual Property. The final $250,000 payment was due on December 1, 2006, subject to the Company's right to cure any default during the 30-day period following receipt of notice from ESI ("cure period").

On December 28, 2006, the Board of Directors of the Company considered accepting an offer for a $500,000 capital infusion (the "$500,000 Offer"), which would have provided capital to make the final payment obligation of $250,000 during the cure period. Based on the representation by Mr. Redding that ESI would permit a further extension of the cure period to allow the Company the time to raise the capital for the payment on terms more favorable to the Company than the $500,000 Offer, the Company rejected the $500,000 Offer. On December 29, 2006, Mr. Redding notified the Company that any decision to extend the cure period for the final payment would be determined by the ESI Board of Directors, with Mr. Redding abstaining from any vote on the matter.

In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply a portion of monies owed Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with Redmoor, the Company would be indebted to Redmoor for $250,000 and the final $250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid to by ESI to Redmoor in cash in December 2006 but had not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2007 Tender"). ESI rejected the January 2007 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended. ESI also asserted that the patent rights and related technology comprising the Intellectual Property purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

The Company believes that the January 2007 Tender was a bona fide attempt to cure the default of the final $250,000 payment, with the Company having relied, to its detriment, on Mr. Redding's representation on December 28, 2006 that ESI was willing to extend the cure period and will seek to enforce its rights through litigation against ESI if a satisfactory settlement of the dispute cannot be achieved.

If the Company does not succeed in negotiating a settlement or in litigation, it will have no rights in the Intellectual Property and will be forced to abandon its current business plan.

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

In addition to what ESI has billed the Company for research and development consulting services, ESI has informed the Company that it has spent approximately $385,000 on the development of one of the new applications of the Intellectual Property designed to deliver cosmetic formulations to the surface of the skin (the "U-Wand"). ESI has asserted that it owns the rights to the U-Wand; however, the Company believes that the technology related to the U-Wand is part of the Intellectual Property owned by the Company. If the Company is able to demonstrate that it is the owner of the rights to the U-Wand through litigation or settle the questions of ownership of the U-Wand rights through settlement negotiations with ESI, the Company would have an additional liability for the expenses incurred by ESI in the development of the U-Wand. The $385,000 is not reflected in the Company's Consolidated Financial Statements.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  OR  PLAN  OF  OPERATION.

THE FOLLOWING DISCUSSION ASSUMES THAT WE WILL BE SUCCESSFUL IN OUR EFFORTS TO MAINTAIN THE OWNERSHIP OF RIGHTS TO THE INTELLECTUAL PROPERTY. IF WE ARE UNSUCCESSFUL IN THOSE EFFORTS WE WILL HAVE TO DEVELOP A NEW PLAN OF OPERATION.

PLAN  OF  OPERATION

The following discussion should be read together with the financial statements and the notes related to those statements included in this Quarterly Report on Form 10-QSB, as well as the other financial information included in the Annual Report on Form 10-KSB for the year ended September 30, 2006 (the "2006 Annual Report") filed by Dermisonics, Inc. ("we," "us," "our" or the "Company"). Some of our discussion is forward-looking and involves risks and uncertainties.

As previously reported in our 2006 Annual Report, in July 2004 we acquired from Encapsulation Systems, Inc. certain intellectual property encompassing patents pending filed in the United States, the European Community and other jurisdictions around the world and other proprietary technology and information which cover a new type of non-invasive drug delivery system more commonly known as a transdermal patch (the "Intellectual Property").

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

Initially, we are focusing on developing an insulin delivery system based upon the economics of the diabetes industry, domestically and worldwide, and the need to relieve the physical discomfort experienced by patients associated with maintaining a treatment regimen. In 2000, there were 171 million people worldwide who suffered from diabetes and received some form of therapeutic care and treatment from healthcare professionals. It is predicted that by 2030 this figure will more than double to reach a total of 366 million people with diabetes. Diabetes sufferers represent a potentially large and lucrative market for our device. We believe that physicians and patients will respond favorably to and support a non-invasive, needle-free and therefore pain-free painful drug delivery system. In the United States, 14.6 million people are treated daily for diabetes, with 28% receiving insulin or oral delivery drug therapies to control the rise and fall of their blood glucose levels. Of that population, 16% are insulin-only users, with 2% using insulin pumps as their primary delivery method device. We believe the direct cost for treating diabetes in the United States now exceeds $92 billion per year.

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

In acquiring the technology, we believe that we took a calculated risk that has the potential to yield substantial returns. We believe that the drug delivery market in the United States will account for approximately 40% of all pharmaceutical sales in 2007. In the United States, the transdermal drug delivery market earned revenues of $2.97 billion in 2005. This is estimated to reach $4.47 billion in 2012. We anticipate that the demand and utilization of advanced drug delivery technology will continue to grow as a result of the following major developments:

     -    The  need  for  effective  delivery  of  new  biopharmaceuticals;

     - Patent expirations and label change driving pharmaceutical companies to reformulate their products to extend product life cycles;
     - Manufacturers of generic drugs are also increasingly interested in novel drug delivery technologies for making their products competitive; and
     - New technologies can minimize side effects and lead to better patient compliance.

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

Our immediate concern is to raise the funds necessary to meet our current and future financial obligations, liabilities and requirements, contractual and otherwise. We will require capital to, among other things: meet our final $250,000 payment obligation under the Purchase Agreement; sustain our daily operations, including rent and other general and administrative expenses; establish a laboratory, including purchasing all of the equipment incident to the continued development of the technology; retain the personnel required to complete development of the technology and meet continuing payroll obligations to such persons; continue to build our intellectual property portfolio and pursue the issuance of patents in the US and abroad; complete the development of a functional prototype of a device that incorporates the technology; and obtain FDA clearance or approval of our drug delivery device. We have not yet identified a source of capital and our failure to raise sufficient capital to satisfy our existing and future obligations and liabilities would result in our having to return the technology to the seller.

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

WE MAY LOSE THE RIGHTS TO OUR CRITICAL PATENTS.

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

On December 28, 2006, the Board of Directors of the Company considered accepting an offer for a $500,000 capital infusion (the "$500,000 Offer"), which would have provided capital to make the final payment obligation of $250,000 during the cure period. Based on the representation by Mr. Redding that ESI would permit a further extension of the cure period to allow the Company the time to raise the capital for the payment on terms more favorable to the Company than the $500,000 Offer, the Company rejected the $500,000 Offer. On December 29, 2006, Mr. Redding notified the Company that any decision to extend the cure period for the final payment would be determined by the ESI Board of Directors, with Mr. Redding abstaining from any vote on the matter.

In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply a portion of monies owed Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with Redmoor, the Company would be indebted to Redmoor for $250,000 and the final $250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid to by ESI to Redmoor in cash in December 200 but had not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2007 Tender"). ESI rejected the January 2007 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended. ESI also asserted that the patent rights and related technology comprising the Intellectual Property purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

We believe that the January 2007 Tender was a bona fide attempt to cure the default of the final $250,000 payment, with the Company having relied, to its detriment, on Mr. Redding's representation on December 28, 2006 that ESI was willing to extend the cure period and will seek to enforce its rights through litigation against ESI if a satisfactory settlement of the dispute cannot be achieved.

If the Company does not succeed in negotiating a settlement or in litigation, it will have no rights in the Intellectual Property and will be forced to abandon its current business plan.

WE WILL REQUIRE SIGNIFICANT FINANCING TO FUND OUR OPERATIONS, INCLUDING REPAYING AMOUNTS BORROWED TO FINANCE OUR OPERATIONS, COMPLETING THE DEVELOPMENT OF COMMERCIAL PRODUCTS BASED UPON OUR TECHNOLOGY, SEEKING FDA APPROVAL FOR OUR DEVICE AND OTHERWISE IMPLEMENTING OUR BUSINESS PLAN, AND WITHOUT SUCH FINANCING WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

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

MATERIAL WEAKNESS

In connection with the preparation of our financial statements for the year ended September 30, 2006, certain significant internal control deficiencies became evident to management which, in the aggregate, represent material weaknesses, including:

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

In August 2006, the Company signed a settlement agreement with Sandra McElligott whereby the Company issued 200,000 shares of common stock to Ms. McElligott in consideration of her release of any intellectual property claims that she may have against the Company. Additionally, the Company will pay Ms. McElligott $30,000 in cash, of which $15,000 was paid in September 2006 and the remaining $15,000 was payable by December 31, 2006. As of the date of this report, the $15,000 payment due by December 31, 2006 has not been paid.

The Company is engaged in a dispute with ESI concerning the ownership of the Intellectual Property. Refer to "Item 2. Management's Discussion or Plan of Operations." While the Company has made continual efforts since December 28, 2006 to resolve this dispute through settlement negotiations, we may have to resort to litigation to resolve the issue of the ownership of the Intellectual Property or any rights that the Company may have in such technology. As of the date of this report, we have not retained counsel to pursue such litigation, cannot estimate the legal fees associated with such legal action, and cannot give any assurance as to the likelihood of prevailing if litigation is commenced.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

The Company did not make any unregistered sales of equity securities during the three months ended December 31, 2006.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS.

Exhibit                                                                         Location
Number     Description                                                          Reference
------     -----------                                                          ---------
3.1        Articles of Incorporation.                                                   1

3.2        Articles of Incorporation, as amended.                                       1

3.3        First Amended and Restated Bylaws.                                           1

4.1        Form of Subscription Agreement.                                              1

10.1       Promissory Note payable to Ms. Zennie Morris
           issued by Second Stage Ventures, Inc. issued
           October 24, 2000.                                                            1

10.2       Promissory Note payable to Lindlay Equity Fund
           issued by Second Stage Ventures, Inc. on September 15, 2000.                 1

10.3       Promissory Note payable to Second Stage Ventures, Inc.
           issued by EasyTrivia.com, Inc. on September 25, 2000.                        1

10.4       Share Purchase Agreement dated October 5, 2000 by and
           among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
           Brad W. Rudover and Brent Snejdar.                                           1

10.5       Financing Agreement dated October 5, 2000 by and among
           Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
           Brad W. Rudover and Brent Snejdar.                                           1

10.6       Consulting Agreement dated October 5, 2000 by and
           between EasyTrivia.com, Inc., and Brent Snejdar.                             1

10.7       Consulting Agreement dated October 5, 2000 by and
           between EasyTrivia.com, Inc. and Brad W. Rudover.                            1

10.8       Assignment and Release Agreement dated October 27,
           2000 by and between Brad W. Rudover and Brent Snejdar.                       1

10.9       Website development contract between EasyTrivia.com, Inc.
           and Niche Enterprises dated July 24, 2000.                                   1

10.10      Promissory Note payable to Ms. Zennie Morris issued by
           Second Stage Ventures, Inc. dated January 12, 2001.                          1

10.11      Modification Agreement dated January 19, 2001 by and
           between Brad W. Rudover, EasyTrivia.com, Inc. and
           Second Stage Ventures Inc.                                                   1

10.12      Modification Agreement dated February 6, 2001 by and
           between Brad W. Rudover, EasyTrivia.com, Inc. and
           Second Stage Ventures Inc.                                                   1


10.13      Penny Web Inc. Terms and Conditions.                                         1

10.14      Click Agents Corp. Banner Placement Rules.                                   1

10.15      Lindlay Equity Fund Letter of March 7, 2001.                                 2

10.16      Memorandum of Engagement by and between
           EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
           dated July 2, 2001.                                                          2

10.17      Modification Agreement dated September 30, 2001 by
           and between Brad W. Rudover, EasyTrivia.com, Inc. and
           Second Stage Ventures Inc.                                                   2

10.18      Modification Agreement dated June 30, 2002 by and
           between Brad W. Rudover, EasyTrivia.com, Inc. and
           Second Stage Ventures Inc.                                                   3

10.19      Agreement with AdDynamix dated October 29, 2002.                             3

10.20      Modification Agreement dated June 30, 2003 by and
           between Brad W. Rudover, EasyTrivia.com, Inc., and
           Second Stage Ventures Inc.                                                   4

10.21      Modification Agreement dated September 30, 2003 by and
           between Brad W. Rudover, EasyTrivia.com, Inc. and
           Second Stage Ventures Inc.                                                   5

10.22      Promissory Note dated October 20, 2003 in favor of
           Zennie Morris.                                                               5

10.23      Letter of Intent dated January 5, 2004, as amended,
           January 29, 2004.                                                            6

10.24      Promissory Note dated March 1, 2004 in favor of
           Ms. Zennie Morris.                                                           7

10.25      Promissory Note dated May 14, 2004 in favor of
           Ms. Zennie Morris.                                                           8

10.26      Asset Purchase Agreement dated June 9, 2004 by and
           among Second Stage Ventures, Inc., Encapsulation Systems,
           Inc. and Echo RX, Inc.                                                       8

10.27      Promissory Note in the principal amount of $500,000 dated
           June 30, 2004 made by Second Stage Ventures, Inc. in favor
           of Gary Scott.                                                               8

10.28      Amendment to Asset Purchase Agreement dated July 28,
           2004 by and among Second Stage Ventures, Inc.,
           Encapsulation Systems, Inc. and Echo RX, Inc.                                8

10.29      Promissory Note dated July 28, 2004 made by Second Stage
           Ventures in favor of Encapsulation Systems, Inc.                             8


10.30      Patent Security Agreement dated July 28, 2004 made
           by Second Stage Ventures, Inc. in favor of
           Encapsulation Systems, Inc.                                                  8

10.31      Employment Agreement date July 28, 2004 between Second
           Stage Ventures, Inc. and Bruce K. Redding, Jr.                               8

10.32      Amendment dated July 28, 2004, to Promissory Note dated
           June 30, 2004 in the principal amount of $500,000 executed
           in favor of Gary Scott.                                                      9

10.33      Asset Purchase Agreement dated July 23, 2004 between
           Valcor Resources, Inc., a wholly owned subsidiary of the
           registrant, and Valcor S.A. Nicaragua.                                       9

10.34      Share Purchase Agreement dated July 28, 2004 between
           Second Stage Ventures, Inc. and Brad Rudover.                                9

10.35      Agreement between Dermisonics, Inc. and Integrated
           Inventions (Canada) Inc. dated October 18, 2004.                            10

10.36      Warrant Agreement issued by Dermisonics, Inc. in favor
           of Integrated Inventions (Canada) Inc. dated October 18, 2004.              10

10.37      Agreement between Dermisonics, Inc. and BX Inc. dated
           October 18, 2004.                                                           10

10.38      Registration Rights Agreement between Dermisonics, Inc.
           and BX Inc. dated October 18, 2004.                                         10

10.39      Warrant Agreement issued by Dermisonics, Inc. in favor of
           BX Inc. dated October 18, 2004.                                             10

10.40      Agreement between Dermisonics, Inc. and Ananda Capital
           Partners, Inc. dated October 18, 2004.                                      10

10.41      Registration Rights Agreement between Dermisonics, Inc.
           and Ananda Capital Partners, Inc. dated October 18, 2004.                   10

10.42      Agreement between Dermisonics, Inc. and DD Investment
           dated October 18, 2004.                                                     10

10.43      Agreement between Dermisonics, Inc. and Current Capital
           Corp. dated October 18, 2004.                                               10

10.44      Warrant Agreement issued by Dermisonics, Inc. in favor of
           Current Capital Corp. dated October 18, 2004.                               10

10.45      Registration Rights Agreement between Dermisonics, Inc.
           and Current Capital Corp. dated October 18, 2004.                           10

10.46      Extension Agreement between Dermisonics, Inc. and
           Gary Scott dated December 3, 2004.                                          11

10.47      Consulting Agreement between Dermisonics, Inc. and
           Gary Scott dated December 3, 2004.                                          11


10.48      Warrant Agreement issued by Dermisonics, Inc. in favor
           of Gary Scott dated December 3, 2004.                                       11

10.49      Registration Rights Agreement between Dermisonics, Inc.
           and Gary Scott dated December 3, 2004.                                      11

10.50      Consulting Agreement between Dermisonics, Inc. and
           Adil Saleh dated December 3, 2004.                                          11

10.51      Warrant Agreement issued by Dermisonics, Inc. in favor
           of Adil Saleh dated December 3, 2004.                                       11

10.52      Registration Rights Agreement between Dermisonics, Inc.
           and Adil Saleh dated December 3, 2004.                                      11

10.53      Agreement for placement of promissory notes between
           Dermisonics, Inc. and VEM Aktienbank AG dated
           July 1, 2005.                                                               12

10.54      Promissory Note dated August 29, 2005 in favor of
           VEM Aktienbank AG.                                                          14

10.55      Promissory Note dated August 29, 2005 in favor of
           VEM Aktienbank AG.                                                          14

10.56      Promissory Note dated December 8, 2005 in favor of
           VEM Aktienbank AG.                                                          14

10.57      Promissory Note dated December 8, 2005 in favor of
           VEM Aktienbank AG.                                                          14

10.58      Promissory Note dated December 21, 2005 in favor of
           James Ladner.                                                               14

10.59      Promissory Note dated December 21, 2005 in favor of
           Marguertie Ladner.                                                          14

10.60      Promissory Note dated December 21, 2005 in favor of
           Parmino Finance, Ltd.                                                       14

10.61      Promissory Note dated December 21, 2005 in favor of
           John Vargheses.                                                             14

10.62      Warrant Agreement dated December 21, 2005 in favor of
           James Ladner.                                                               14

10.63      Warrant Agreement dated December 21, 2005 in favor of
           Marguerite Ladner.                                                          14

10.64      Warrant Agreement dated December 21, 2005 in favor of
           Parmino Finance Ltd.                                                        14

10.65      Warrant Agreement dated December 21, 2005 in favor of
           John Varghese                                                               14


10.66      Warrant Agreement dated December 21, 2005 in favor of
           James Ladner.                                                               14

10.67      Warrant Agreement dated October 4, 2005 in favor of
           Trilogy Capital Partners, Ltd.                                              13

10.68      Warrant Agreement dated February 2, 2005 in favor of
           Intergrated Inventions (Canada) Inc.                                        14

10.69      Letter Agreement dated September 7, 2005 between
           Derminsonics, Inc. and Bruce K. Redding Jr. regarding
           Redding Employment Agreement.                                               14

10.70      Consulting Agreement between Robert Trainor and
           Dermisonics, Inc. dated December 7, 2005.                                   14

10.71      8% Convertible Debenture dated November 4, 2004 issued
           in favor of Victor Fein.                                                    14

10.72      8% Convertible Debenture dated November 17, 2004 issued
           in favor of Alan Fein.                                                      14

10.73     8% Convertible Debenture dated December 13, 2004 issued
           in favor of Hyman Fein.                                                     14

10.74      8% Convertible Debenture dated December 22, 2004 issued
           in favor of Shalom Maidenbaum.                                              14

10.75      8% Convertible Debenture dated November 4, 2004 issued
           in favor of Osborn Partners Internation, Ltd.                               14

10.76      Warrant Agreement dated January 17, 2005 in favor of
           Georg Hochwimmer.                                                           14

10.77      Letter Agreement dated September 27, 2005 between
           Derminsonics, Inc. and The van de Kamp Group.                               14

10.78      Letter Agreement dated November 3, 2005 between
           Derminsonics, Inc. and The van de Kamp Group.                               14

10.79      Agreement and Mutual Release with Gary M. Scott and
           Dermisonics, Inc. dated September 22, 2005.                                 14

10.80      Form of Promissory Notes with Berra Holdings Ltd., the total
           Indebtedness in accordance with which Promissory Notes is
           1,528,976 as of December 31, 2006.                                         15

10.81      Consulting Agreement between Avalon International Group and
           Dermisonics, Inc. dated November 21, 2005.                                  17

10.82      Consulting Agreement between Alan Fein and Dermisonics, Inc.
           dated March 14, 2006.                                                       17

10.83      Consulting Agreement between Michael Stock and Dermisonics, Inc.
           dated March 15, 2006.                                                       17


10.84      Consulting Agreement between International Market Trend, Inc. and
           Dermisonics, Inc. dated March 16, 2006.                                     17

10.85      Consulting Agreement EurXchange Consulting Ltd. and
           Dermisonics, Inc. dated April 5, 2006.                                      17

10.86      Consulting Agreement between Aaron Lasry and Dermisonics, Inc.
           dated May 15, 2006.                                                         17

10.87      Form of $.25 Warrant for 2006 Private Placement Offering of Shares
           at $.25 per share.                                                          17

10.88      Form of Settlement Agreement dated August __, 2006 among Sandra
           McElligott, Dermisonics, Inc. and Encapsulation Systems, Inc.               17

10.89      Promissory Note dated July 14, 2006 in favor of Staples
           Management Inc.                                                             16

10.90      Warrant Agreement dated July 14, 2006 in favor of Staples
           Management Inc.                                                             16

10.91      10% Promissory Note issued in favor of EurXchange Consulting
           Limited dated December 14, 2006.                                            18

10.92      10% Promissory Note issued in favor of Gibson, Haglund & Paulsen
           dated March 20, 2007.                                                       18

21.1       Subsidiaries of the Registrant.                                              1

31.1       Certification of Acting Principal Executive Officer and
           Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification of Acting Principal Executive Officer and
           Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

____________________
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

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

(18)  Filed  herein.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2007         By: /s/  Bruce H. Haglund
                                   ----------------------------------------
                                        Bruce H. Haglund
                                        Chairman, Acting Chief Executive Officer
                                        and Acting Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

-----------------------------------------------------------------------------------
       Person         Capacity                                            Date
       ------         --------                                            ----
/s/ Bruce H. Haglund  Chairman, Acting Principal Executive Officer,  March 23, 2007
Bruce H. Haglund      Acting Principal Financial Officer and Acting
                      Principal Accounting Officer
--------------------  ---------------------------------------------  --------------
/s/ Grant R. Atkins   Director                                       March 23, 2007
Grant R. Atkins
-----------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
------     ----------------------
3.1        Articles of Incorporation.

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

10.34      Share Purchase Agreement dated July 28, 2004 between
           Second Stage Ventures, Inc. and Brad Rudover.

10.35      Agreement between Dermisonics, Inc. and Integrated
           Inventions (Canada) Inc. dated October 18, 2004.

10.36 Warrant Agreement issued by Dermisonics, Inc. in favor of Integrated Inventions (Canada) Inc. dated October 18, 2004.

10.37      Agreement between Dermisonics, Inc. and BX Inc. dated
           October 18, 2004.

10.38      Registration Rights Agreement between Dermisonics, Inc.
           and BX Inc. dated October 18, 2004.

10.39 Warrant Agreement issued by Dermisonics, Inc. in favor of BX Inc. dated October 18, 2004.

10.40      Agreement between Dermisonics, Inc. and Ananda Capital
           Partners, Inc. dated October 18, 2004.

10.41      Registration Rights Agreement between Dermisonics, Inc.
           and Ananda Capital Partners, Inc. dated October 18, 2004.

10.42 Agreement between Dermisonics, Inc. and DD Investment dated October 18, 2004.

10.43      Agreement between Dermisonics, Inc. and Current Capital
           Corp. dated October 18, 2004.

10.44 Warrant Agreement issued by Dermisonics, Inc. in favor of Current Capital Corp. dated October 18, 2004.

10.45      Registration Rights Agreement between Dermisonics, Inc.
           and Current Capital Corp. dated October 18, 2004.

10.46      Extension Agreement between Dermisonics, Inc. and
           Gary Scott dated December 3, 2004.

10.47      Consulting Agreement between Dermisonics, Inc. and
           Gary Scott dated December 3, 2004.

10.48 Warrant Agreement issued by Dermisonics, Inc. in favor of Gary Scott dated December 3, 2004.


10.49      Registration Rights Agreement between Dermisonics, Inc.
           and Gary Scott dated December 3, 2004.

10.50      Consulting Agreement between Dermisonics, Inc. and
           Adil Saleh dated December 3, 2004.

10.51 Warrant Agreement issued by Dermisonics, Inc. in favor of Adil Saleh dated December 3, 2004.

10.52      Registration Rights Agreement between Dermisonics, Inc.
           and Adil Saleh dated December 3, 2004.

10.53 Agreement for placement of promissory notes between Dermisonics, Inc. and VEM Aktienbank AG dated
           July 1, 2005.

10.54      Promissory Note dated August 29, 2005 in favor of
           VEM Aktienbank AG.

10.55      Promissory Note dated August 29, 2005 in favor of
           VEM Aktienbank AG.

10.56      Promissory Note dated December 8, 2005 in favor of
           VEM Aktienbank AG.

10.57      Promissory Note dated December 8, 2005 in favor of
           VEM Aktienbank AG.

10.58      Promissory Note dated December 21, 2005 in favor of
           James Ladner.

10.59      Promissory Note dated December 21, 2005 in favor of
           Marguertie Ladner.

10.60      Promissory Note dated December 21, 2005 in favor of
           Parmino Finance, Ltd.

10.61      Promissory Note dated December 21, 2005 in favor of
           John Vargheses.

10.62      Warrant Agreement dated December 21, 2005 in favor of
           James Ladner.

10.63      Warrant Agreement dated December 21, 2005 in favor of
           Marguerite Ladner.

10.64      Warrant Agreement dated December 21, 2005 in favor of
           Parmino Finance Ltd.

10.65      Warrant Agreement dated December 21, 2005 in favor of
           John Varghese

10.66      Warrant Agreement dated December 21, 2005 in favor of
           James Ladner.

10.67      Warrant Agreement dated October 4, 2005 in favor of
           Trilogy Capital Partners, Ltd.


10.68      Warrant Agreement dated February 2, 2005 in favor of
           Intergrated Inventions (Canada) Inc.

10.69      Letter Agreement dated September 7, 2005 between
           Derminsonics, Inc. and Bruce K. Redding Jr. regarding
           Redding Employment Agreement.

10.70      Consulting Agreement between Robert Trainor and
           Dermisonics, Inc. dated December 7, 2005.

10.71 8% Convertible Debenture dated November 4, 2004 issued in favor of Victor Fein.

10.72 8% Convertible Debenture dated November 17, 2004 issued in favor of Alan Fein.

10.73 8% Convertible Debenture dated December 13, 2004 issued in favor of Hyman Fein.

10.74 8% Convertible Debenture dated December 22, 2004 issued in favor of Shalom Maidenbaum.

10.75 8% Convertible Debenture dated November 4, 2004 issued in favor of Osborn Partners Internation, Ltd.

10.76      Warrant Agreement dated January 17, 2005 in favor of
           Georg Hochwimmer.

10.77      Letter Agreement dated September 27, 2005 between
           Derminsonics, Inc. and The van de Kamp Group.

10.78      Letter Agreement dated November 3, 2005 between
           Derminsonics, Inc. and The van de Kamp Group.

10.79      Agreement and Mutual Release with Gary M. Scott and
           Dermisonics, Inc. dated September 22, 2005.

10.80      Form of Promissory Notes with Berra Holdings Ltd., the total
           Indebtedness in accordance with which Promissory Notes is 1,528,976 as of December 31, 2006.

10.81      Consulting Agreement between Avalon International Group and
           Dermisonics, Inc. dated November 21, 2005.

10.82      Consulting Agreement between Alan Fein and Dermisonics, Inc.
           dated March 14, 2006.

10.83      Consulting Agreement between Michael Stock and Dermisonics, Inc.
           dated March 15, 2006.

10.84      Consulting Agreement between International Market Trend, Inc. and
           Dermisonics, Inc. dated March 16, 2006.

10.85      Consulting Agreement EurXchange Consulting Ltd. and
           Dermisonics, Inc. dated April 5, 2006.


10.86      Consulting Agreement between Aaron Lasry and Dermisonics, Inc.
           dated May 15, 2006.

10.87 Form of $.25 Warrant for 2006 Private Placement Offering of Shares at $.25 per share.

10.88      Form of Settlement Agreement dated August __, 2006 among Sandra
           McElligott, Dermisonics, Inc. and Encapsulation Systems, Inc.

10.89      Promissory Note dated July 14, 2006 in favor of Staples
           Management Inc.

10.90      Warrant Agreement dated July 14, 2006 in favor of Staples
           Management Inc.

10.91      10% Promissory Note issued in favor of EurXchange Consulting
           Limited dated December 14, 2006.

10.92 10% Promissory Note issued in favor of Gibson, Haglund & Paulsen dated March 20, 2007.

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