Form 10QSB
period 2007-03-31
Dermisonics, Inc
filed 2007-05-15
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2007

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number 000-32903
                                               ---------

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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X ] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,224,005 shares of common stock as of May 4, 2007.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                              DERMISONICS, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2007
                                        (UNAUDITED)


                                          Assets

Current assets:
  Cash                                                                        $        566
  Prepaid expenses                                                                   7,733
                                                                              -------------

    Total current assets                                                             8,299

Computer equipment, net of accumulated depreciation of $503                          2,516
Deferred financing fees                                                             48,252
                                                                              -------------

    Total assets                                                              $     59,067
                                                                              =============

                       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses                                       $  1,015,087
  Due to ESI                                                                       455,899
  Interest payable                                                                 448,250
  Short-term notes payable to stockholder                                           59,500
  Staples convertible notes payable, net of unamortized discount of $518,068       231,932
  Convertible promissory notes, net of unamortized discount of $231,170          1,049,910
  Stockholder loans payable                                                      1,817,476
                                                                              -------------

    Total liabilities                                                            5,078,054

Commitments, contingencies and subsequent events

Stockholders' equity (deficit)
  Common stock, $0.001 par value.  Authorized 100,000,000
    shares; issued and outstanding 49,224,005 shares at March 31, 2007              49,224
  Additional paid-in capital                                                    32,120,199
  Deficit accumulated during the development stage                             (37,188,410)
                                                                              -------------

    Total stockholders' equity (deficit)                                        (5,018,987)

                                                                              -------------
  Total liabilities and stockholders' equity (deficit)                        $     59,067
                                                                              =============

          See accompanying notes to consolidated financial statements

                                              DERMISONICS, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD
                                FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO MARCH 31, 2007
                                                        (UNAUDITED)


                                                                                                               Cumulative
                                                For the Three Months Ended       For the Six Months Ended      During the
                                                          March 31,                      March 31,             Development
                                                   2007             2006           2007            2006           Stage
                                              ---------------  --------------  -------------  --------------  -------------

Revenue                                       $            -   $           -   $          -   $           -   $          -

Operating expenses:
  Professional fees and research
    and development consulting                       288,126         747,643        815,845       1,683,954     12,707,766
  Loan fees                                                -               -              -               -        187,121
  General and administrative                          15,977          50,915        117,296         286,788      2,264,696
  Impairment of intangible assets                 19,458,654               -     19,458,654               -     19,458,654
  Loss on extinguishment of
   convertible debentures                                  -          42,500              -         142,121        374,948
  Loss on debt settlement                                  -               -              -           1,313        368,423
                                              ---------------  --------------  -------------  --------------  -------------

    Total operating expenses                      19,762,757         841,058     20,391,795       2,114,176     35,361,608
                                              ---------------  --------------  -------------  --------------  -------------

Interest expense                                     175,086         148,714        308,008         278,059      1,705,003
                                              ---------------  --------------  -------------  --------------  -------------
    Loss from continuing operations              (19,937,843)       (989,772)   (20,699,803)     (2,392,235)   (37,066,611)

Discontinued operations
  Loss from operations of discontinued
    segment                                                -               -              -               -       (121,799)
                                              ---------------  --------------  -------------  --------------  -------------

    Net loss                                  $  (19,937,843)  $    (989,772)  $(20,699,803)  $  (2,392,235)  $(37,188,410)
                                              ===============  ==============  =============  ==============  =============

Net loss per share (basic and fully diluted)  $        (0.41)  $       (0.02)  $      (0.42)  $       (0.06)

Weighted average shares outstanding
  used to calculate basic and fully diluted
  net loss per share                              49,224,005      42,002,589     49,224,005      41,591,061

          See accompanying notes to consolidated financial statements

                                              DERMISONICS, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD
                               FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION), TO MARCH 31, 2007
                                                        (UNAUDITED)


                                                                                                               Cumulative
                                                                                 For the Six Months Ended      During the
                                                                                         March 31,             Development
                                                                                   2007            2006           Stage
                                                                               -------------  --------------  -------------
Cash flows from operating activities:
  Net loss                                                                     $(20,699,803)  $  (2,392,235)  $(37,188,410)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       503               -         41,049
    Impairment of software development costs                                              -               -         11,301
    Impairment of goodwill                                                                -               -          9,512
    Impairment of intangible assets                                              19,458,654               -     19,458,654
    Loss on extinguishment of convertible debentures                                      -         142,121        374,948
    Loss on sale of subsidiary                                                            -               -            362
    Issuance of common stock and warrants for services, financing fees, loss on settlement
      of debt, and settlement of intellectual property lawsuit                            -       2,335,217     11,093,079
    Accreted discount on convertible note payable, convertible promissory notes, convertible debentures, and staples convertible
       note payable                                                                 121,031          77,657        293,977
    Beneficial conversion feature recorded as interest expense related
      to the convertible debentures and convertible note payable                          -               -        374,538
    Amortization of debt issuance costs                                              40,748          28,989        114,572
    Accrued interest on convertible debentures converted to equity                        -               -         51,613
    Accrued filing penalty owed to the investors in the 2006 Offering               (74,153)              -       (111,564)
    Changes in operating assets and liabilities, net of effects from purchase of subsidiary
      Prepaid expenses                                                              399,204      (1,291,505)        (7,733)
      Accounts payable and accrued expenses                                         288,823         245,407      1,018,939
      Due to ESI                                                                     88,192         186,800        393,094
      Due to stockholder company                                                          -               -        375,000
      Interest payable                                                              135,091         102,425        447,337
                                                                               -------------  --------------  -------------

      Net cash used in operating activities                                        (241,710)       (565,124)    (3,249,732)

Cash flows from investing activies:
  Purchase of intangible assets                                                           -               -       (510,060)
  Purchase of subsidiary                                                                  -               -           (200)
  Purchase of furniture and equipment                                                     -               -         (3,696)
  Web site development costs                                                              -               -        (13,246)
  Cash acquired in purchase of subsidiary                                                 -               -         14,420
  Advance to subsidiary                                                                   -               -        (60,000)
                                                                               -------------  --------------  -------------

      Net cash used in investing activities                                               -               -       (572,782)

Cash flows from financing activies:
  Proceeds from short-term notes payable to stockholder                                   -               -         59,500
  Proceeds from short-term note payable                                                   -               -        500,000
  Proceeds from issuance of convertible debentures                                        -               -        232,827
  Proceeds from issuance of stockholder loans                                        38,500         239,000      1,567,476
  Proceeds from issuance of convertible promissory notes                                  -         296,579      1,081,080
  Allocated proceeds from issuance of convertible promissory notes                   17,724          58,670         76,394
  Allocated proceeds from issuance of warrants attached to convertible
    promissory notes                                                                 52,276          71,330        123,606
  Allocated proceeds from issuance of convertible note payable                            -               -         19,018
  Allocated proceeds from issuance of warrants attached to convertible
    note payable                                                                          -               -          5,982
  Allocated proceeds from issuance of common stock                                        -         172,640      1,233,688
  Allocated proceeds from issuance of warrants attached to common stock                   -         324,860        542,312
  Allocated proceeds from issuance of staples convertible note payable              250,000               -        515,400
  Allocated proceeds from issuance of warrants attached to staples
    convertible note payable                                                              -               -        234,600
  Convertible debt and equity issuance costs                                              -         (98,864)      (248,927)
  Repayment of convertible note payable                                                   -               -        (25,000)
  Repayment of short-term note payable                                                    -               -       (500,000)
  Repayment of notes payable to stockholders                                       (242,294)       (710,190)    (1,594,876)
                                                                               -------------  --------------  -------------

      Net cash provided by financing activities                                     116,206         354,025      3,823,080
                                                                               -------------  --------------  -------------

      Increase (decrease) in cash                                                  (125,504)       (211,099)           566

Cash at beginning of period                                                         126,070         356,992              -
                                                                               -------------  --------------  -------------

Cash at end of period                                                          $        566   $     145,893   $        566
                                                                               =============  ==============  =============

Supplemental disclosure of cash flow information:
  Debt discount recorded for beneficial conversion feature                     $    138,302   $     321,285   $    875,663
  Cash paid for interest                                                       $          -   $      44,100   $    269,131
  Due to stockholder settled by issuance of warrants                           $          -   $           -   $    375,000
  Conversion of convertible debentures into 1,777,749 shares of common
    stock during the year ended September 30, 2006                             $          -   $           -   $    232,827

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

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $37,188,410 for the period from September 1, 2000 (date of inception) to March 31, 2007. The Company has sold its only operating subsidiary and has not generated any revenue from the Intellectual Property. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

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

On April 3, 2007, ESI and Bruce Redding filed a complaint in the United States District Court in the District of Nevada (the "ESI Complaint"). The ESI Complaint includes causes of action brought by ESI against the Company for:

     (i) declaratory judgment concerning the ownership to rights in and to the Intellectual Property which ESI asserts have reverted to ESI;

     (ii) declaratory judgment concerning the ownership rights in certain patents, patent applications, and other intellectual property pursuant to an employment agreement with Bruce Redding (the "Redding Technology") relating to a device for the application of cosmetics and skin care sometimes referred to as the "U-Wand Technology," which Mr. Redding asserts have been forfeited by the Company as a result of the breach of the employment agreement between Mr. Redding and the Company;

     (iii) payment of more than $680,000 in fees and expenses advanced by ESI for research and development ESI performed for the Company on the Intellectual Property and the Redding Technology during the period from August 2004 to December 31, 2006; and

     (iv) payment of $430,000 to Bruce Redding pursuant to agreements with Mr. Redding in connection with his employment by the Company.

If the Company cannot successfully litigate the ESI Complaint, rights to the Intellectual Property acquired through the Purchase Agreement may revert to ESI. Without the rights to the Intellectual Property, the Company will be forced to abandon its current business plan. See Note 3 "Summary of Significant Accounting Policies - Intangible Assets" and Note 15 "Subsequent Events."

Other than the impairment of the intangible assets recorded at March 31, 2007 (see Note 3 "Summary of Significant Accounting Policies - Intangible Assets," the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM PERIOD FINANCIAL STATEMENTS
-----------------------------------

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes included in the Company's consolidated audited financial statements for the fiscal years ended September 30, 2006 and 2005. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature, with the exception of the impairment adjustment discussed below in "Intangible Assets") necessary to present a fair statement of the results of the interim periods presented.

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company has the following financial instruments: cash, accounts payable and accrued expenses, due to ESI, short-term notes and loans payable to stockholders, Staples convertible notes payable and other convertible promissory notes. The carrying value of these instruments, other than the Staples convertible notes payable and other convertible promissory notes, approximate fair value based on their liquidity. The fair value of the Staples convertible notes payable and other convertible promissory notes was determined as the excess of the proceeds over the fair value of the warrants.

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

INTANGIBLE ASSETS
-----------------

In accordance with SFAS No. 144 "Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS No. 144), long-lived assets, such as equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Dermisonics is a development stage company and has not generated any revenues since inception and does not currently have a commercially approved product to generate future cash flows.

As discussed in Note 2 "Going Concern," on January 24, 2007, Mr. Redding, ESI's president and largest stockholder notified the Company that ESI considers the Company in breach of the Company's final payment obligation of $250,000 under the terms of the Purchase Agreement, and Mr. Redding resigned as Executive Vice President of the Company. In addition, on April 3, 2007, ESI and Bruce Redding filed the ESI Complaint for a declaratory judgment and monetary damages. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement.

As shown in the accompanying consolidated financial statements, the Company has sustained substantial losses as it has remained in the development stage since inception and has no current source of significant revenue. Substantial additional research and development efforts are required to complete the development of the Company's transdermal drug delivery system prior to submission to the Federal Drug Administration

(the "FDA") for review. The Company cannot be assured that it will ever develop a product that is approved for commercial distribution to generate future cash flows. Absent future cash flows give rise to the uncertainty of the recoverability of the Company's intangible assets.

As a result of the foregoing matters, during the quarter ended March 31, 2007, the Company recorded an impairment charge of $19,458,654 for the write down of its intangible assets based on management's assessment of fair value. Fair value was determined based on management's analysis of discounted future cash flows and approximate current market value of the assets. Notwithstanding the write down of the value of its intangible assets, the Company believes that the importance of those assets to the Company's business is undiminished.

COMPUTER EQUIPMENT
------------------

Computer equipment is stated at cost and is depreciated using the straight-line method over the estimated useful life of three years. The Company begins depreciating computer equipment the month after it is placed into service.

VALUATION OF WARRANTS
---------------------

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

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through March 31, 2007, all research and development costs were paid to third parties and are included in professional fees and research and development consulting in the Consolidated Statements of Operations. During the three and six months ended March 31, 2007, the Company incurred $181,096 and $608,237, of research and development expense. During the three and six months ended March 31, 2006, the Company incurred $566,055 and $1,407,387, of research and development expense. During the period from September 1, 2000 (date of inception) to March 31, 2007, the Company incurred $7,235,296 of research and development expense.

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

Excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2007, because their effect would be antidilutive, are warrants to acquire 18,032,919 shares of common stock with a weighted-average exercise price of $0.55 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2007 are 11,869,306 shares of common stock that may be issued if investors exercise their conversion right under the Staples Convertible Notes Payable as discussed in
Note 9 "Staples Convertible Notes Payable," and the VEM Convertible Promissory Notes, 2006 Convertible Notes and Fein/EurXchange Convertible Notes as discussed in Note 11 "Convertible Promissory Notes," because their effect would be antidilutive.

Excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2006, because their effect would be antidilutive, are warrants to acquire 10,929,992 shares of common stock with a weighted-average exercise price of $0.96 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended March 31, 2006 are 612,556 shares of common stock that may be issued if investors exercise their conversion right under the Convertible Debentures and the Convertible Note Payable as discussed in Note 10, "Short-Term Convertible Debt," because their effect would be antidilutive.

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

VENDOR CONCENTRATION
--------------------

The Company relies on the expertise of ESI and Bruce Redding, ESI's former Executive Vice President, member of the Board of Directors, and largest stockholder to facilitate the development and testing of the Company's transdermal drug delivery technology. The loss of the specialized knowledge provided by ESI and Bruce Redding could have an adverse effect on the ability of the Company to reach marketability of its technology.

On January 24, 2007, Bruce Redding resigned as the Company's Executive Vice President. Mr. Redding did not resign as a member of the Board of Directors of the Company.

As discussed in Note 2 "Going Concern," and Note 3 "Summary of Significant Accounting Policies - Intangible Assets" ESI and Bruce Redding filed the ESI Complaint for a declaratory judgment and monetary damages against the Company. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement.

As of the date of this report, the Company continues to have discussions with ESI and Mr. Redding in order to resolve the issues outlined in the ESI Complaint. The Company is currently assessing the impact that Mr. Redding's resignation will have on the ability of the Company to execute its business plan or continue as a going concern.

During the three months and six months ended March 31, 2007, the Company incurred cash fees payable to ESI of approximately $74,000 and $176,000, representing 41% and 29% of research and development expenses for the three and six months ended March 31, 2007. During the three and six months ended March 31, 2006, the Company incurred cash fees payable to ESI of approximately $98,000 and $167,000, representing 17% and 12% of research and development expenses for the three and six months ended March 31, 2006. As of March 31, 2007, the Company owed ESI $455,899.

COMPREHENSIVE INCOME
--------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to March 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED
----------------------------------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on its Statement of Operations and Balance Sheet.

In  September  2006,  the  Securities and Exchange Commission (SEC) issued Staff
Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on its Statement of Operations and Balance Sheet.

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

As discussed in Note 2 "Going Concern," and Note 3 "Summary of Significant Accounting Policies - Intangible Assets" ESI and Bruce Redding filed the ESI Complaint for a declaratory judgment and monetary damages against the Company. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. In addition, the Company cannot be assured that it will ever develop a product that is approved for commercial distribution to generate future cash flows. Absent future cash flows give rise to the uncertainty of the recoverability of the Company's intangible assets.

As a result of the foregoing matters, during the quarter ended March 31, 2007, the Company recorded an impairment charge of $19,458,654 for the write down of its intangible assets based on management's assessment of fair value. Notwithstanding the write down of the value of its intangible assets, the Company believes that the importance of those assets to the Company's business is undiminished.

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

Since the Company did not issue stock options or warrants to employees during the three or six months ended March 31, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

NOTE  7.  SHORT-TERM  NOTES  PAYABLE  TO  STOCKHOLDER

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000, which were due on September 30, 2004. The third promissory note in the amount of $9,500 was due on August 31, 2004. These three promissory notes (the "Morris Notes") do not bear interest. As of March 31, 2007 the outstanding combined balance on the Morris Notes was $59,500. As of March 31, 2007, the Morris Notes were in default. There is no default interest rate.

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

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note, the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005. Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005). The unpaid consulting fee at March 31, 2007 of $40,000 is included in accounts payable and accrued expenses.

NOTE  9.  STAPLES  CONVERTIBLE  NOTES  PAYABLE

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

The Company recorded interest expense on the Staples Convertible Note 1 of $12,329 and $24,932 for the three and six months ended March 31, 2007. As of March 31, 2007, accrued interest on the Staples Convertible Note 1 was $35,617. The Company recorded interest expense related to the accretion of the discount on the Staples Convertible Note 1 of $18,096 and $18,777 for the three and six months ended March 31, 2007. As of March 31, 2007 the carrying value of the Staples Convertible Note 1 was $18,802, net of unamortized debt discount of $481,198.

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

The Company recorded interest expense on the Staples Convertible Note 2 of $6,164 and $12,260 for the three and six months ended March 31, 2007. As of March 31, 2007, accrued interest on the Staples Convertible Note 2 was $12,260. The Company recorded interest expense related to the accretion of the discount on the Staples Convertible Note 2 of $16,343 and $31,432 for the three and six months ended March 31, 2007. As of March 31, 2007 the carrying value of the Staples Convertible Note 2 was $213,130, net of unamortized debt discount of $36,870.

NOTE  10.  SHORT-TERM  CONVERTIBLE  DEBT

CONVERTIBLE  DEBENTURES

In November and December 2004, and March 2005, the Company issued one-year, 8% interest bearing debentures (the "Convertible Debentures") to five unrelated individuals in the aggregate amount of $232,827. The Convertible Debentures were originally convertible into shares of common stock at the lesser of $0.90 per share or 60% of the five-day average trading price after the daily trading volume exceeded 100,000 shares for 10 consecutive trading days ("Conversion Reset Price"). On June 6, 2005, the Conversion Reset Price was triggered and the Debentures became convertible at $0.60 per share. The Convertible Debentures originally matured one-year from the issuance date, in November and December 2005 and March 2006 (the "Maturity Date"), respectively. Principal and interest were due in full on the Maturity Date. The Convertible Debenture holders agreed to extend the Maturity Date of their Convertible Debentures six months from their original Maturity Date. In consideration of the extension of the Maturity Date for six months, the Company reduced the conversion price per share of the Convertible Debentures to $0.40 per share, increasing the maximum total number of shares issuable upon conversion to 582,068 shares of common stock. The reduction of the conversion price and the extension of the Maturity Date represent a modification of terms of the Convertible Debentures (the "Modified Convertible Debentures"). Pursuant to EITF Issue No. 96-19, Debtors' Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. Accordingly, during the quarter ended December 31, 2005, the Company recorded a loss on extinguishment of debt of $99,621 related to the $132,827 of principal of the Modified Convertible Debentures that matured during the quarter ended December 31, 2005. During the quarter ended March 31, 2006, the Company recorded a loss on extinguishment of debt of $42,500 related to the $100,000 of principal of the Modified Convertible Debentures that matured during the quarter ended March 31, 2006. As a result of the modification of the Convertible Debentures, the Company recorded the fair value of the new debt of $232,827 and a related discount of $33,206. The Company amortized the discount using the effective interest method over the remaining extended six-month life of the Modified Convertible Debentures.

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

ACCRETION  OF  DISCOUNT  RECORDED  AS  INTEREST  EXPENSE -CONVERTIBLE DEBENTURES

During the three and six months ended March 31, 2007 and 2006, the Company did not record any interest expense related to the accretion of the discount initially recorded for the Convertible Debentures as this discount was already fully amortized. As of March 31, 2007, the discount related to the Convertible Debentures was fully amortized.

ACCRETION OF DISCOUNT RECORDED AS INTEREST EXPENSE - MODIFIED CONVERTIBLE DEBENTURES

During the three and six months ended March 31, 2007, the Company did not record any interest expense related to the accretion of the discount initially recorded for the Modified Convertible Debentures as this discount was already fully amortized. During the three and six months ended March 31, 2006, the Company recorded interest expense related to the accretion of the discount on the Modified Convertible Debentures of $11,035 and $21,061. As of March 31, 2007, the discount related to the Modified Convertible Debentures was fully amortized.

8% CASH INTEREST EXPENSE AND 13% DEFAULT INTEREST EXPENSE -MODIFIED CONVERTIBLE DEBENTURES

Interest expense for the three and six months ended March 31, 2006 related to the Modified Convertible Debentures was $4,592 and $9,287.

CONVERTIBLE  NOTE  PAYABLE

In November 2004, the Company issued an 8% interest-bearing note payable (the "Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expired on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 was recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount was amortized as interest expense, using the effective interest method, over the term of the Convertible Note. Total interest expense recorded during the three and six months ended March 31, 2006 related to the accretion of the discount was none and $1,652. As of December 31, 2005, the entire discount of $5,982 had been accreted as interest expense.

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

Interest expense for the three and six months ended March 31, 2006 related to the Convertible Note Payable was $494 and $998.

NOTE  11.  CONVERTIBLE  PROMISSORY  NOTES

VEM CONVERTIBLE PROMISSORY NOTES

On August 29, 2005 and December 8, 2005, the Company issued convertible promissory notes to VEM Aktienbank AG (the "VEM Convertible Promissory Notes") totaling $784,501 and $296,579, respectively. The VEM Convertible Promissory Notes mature on August 29, 2007 and December 31, 2007, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The VEM Convertible Promissory Notes bear interest at a rate of 10% per annum and are payable upon maturity. Interest expense for the three and six months ended March 31, 2007 related to the VEM Convertible Promissory Notes was $27,027 and $54,655. Interest expense for the three and six months ended March 31, 2006 related to the VEM Convertible Promissory Notes was $27,027 and $48,970. At March 31, 2007, the outstanding principal balance on the VEM Convertible Promissory Notes was $1,081,080. As of March 31, 2007, accrued interest related to the VEM Convertible Promissory Notes was $165,553.

The Company may prepay, without premium or penalty, the principal amount and all accrued interest related to the VEM Convertible Promissory Notes at any time upon ten days prior written notice to the VEM Convertible Promissory Note holder ("Prepayment Date"). The VEM Convertible Promissory Note holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the VEM Convertible Promissory Note and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 80% of the average closing bid price per share of common stock during the five trading days immediately prior to any such conversion; provided, however, that the Company is not required to issue more than 2,021,053 shares of common stock upon the conversion of the VEM Convertible Promissory Notes .

The intrinsic value of the VEM Convertible Promissory Notes results in a beneficial conversion feature. In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments, the value of the beneficial conversion feature was recorded as a discount on the VEM Convertible Promissory Notes with a corresponding credit to additional paid-in capital at the date of the issuance. Accordingly, the Company recorded a discount of $58,457 and $177,267 during the three months ended December 31, 2005 and September 30, 2005, respectively, related to the VEM Convertible Promissory Notes. The Company amortizes the discount using the effective interest method over the two-year lives of the VEM Convertible Promissory Notes.

During the three and six months ended March 31, 2007 the Company recorded interest expense related to the accretion of the discount on the VEM Convertible Promissory Notes of $31,540 and $62,119. During the three and six months ended March 31, 2006 the Company recorded interest expense related to the accretion of the discount on the VEM Convertible Promissory Notes of $27,872 and $54,896. As of March 31, 2007, the carrying value of the VEM Convertible Promissory Notes was $1,040,522, net of unamortized debt discount of $40,558.

In connection with the VEM Convertible Promissory Notes, the Company owes a 12.5% financing fee, to an unrelated party, on all funds raised under the terms of the VEM Convertible Promissory Notes. Accordingly, the Company paid $135,135 as compensation for raising the funds. The Company recorded the total cash compensation as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three and six months ended March 31, 2007, the Company recognized $16,892 and $33,784 as interest expense related to the amortization of these deferred financing fees. During the three and six months ended March 31, 2006, the Company recognized $12,258 and $24,516 as interest expense related to the amortization of these deferred financing fees. As of March 31, 2007, the unamortized balance of the deferred financing fees related to the VEM Convertible Promissory Notes was $38,966.

2006  CONVERTIBLE  NOTES

On December 21, 2005, the Company issued convertible promissory notes (the "2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007. Accrued interest is payable on the first anniversary of the 2006 Convertible Notes and at maturity. Interest expense for the three and six months ended March 31, 2007 related to the 2006 Convertible Notes was $3,857 and $7,800. Interest expense for the three and six months ended March 31, 2006 related to the 2006 Convertible Notes was $11,657 and $12,086. As of March 31, 2007, accrued interest on the 2006 Convertible Notes was $27,729. The Company may prepay, with a prepayment penalty equal to two months' interest, the principal amount and all accrued interest related to the 2006 Convertible Notes at any time upon sixty days prior written notice to the 2006 Convertible Note holder. The 2006 Convertible Note holders may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the 2006 Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 or 80% of the average closing bid price per share of common stock during the ten trading days immediately prior to any such conversion.

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

The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $6,836 and $8,681 for the three and six months ended March 31, 2007. The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $38 and $48 for the three and six months ended March 31, 2006. As of March 31, 2007 the carrying value of the 2006 Convertible Notes was $9,365, net of unamortized debt discount of $120,635.

In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance and had a combined fair value of $11,897 at issuance. The Company recorded the total cash compensation and fair value of the warrants as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three and six months ended March 31, 2007, the Company recognized $3,482 and $6,964 as interest expense related to the amortization of these deferred financing fees. During the three and six months ended March 31, 2006, the Company recognized $3,482 and $4,473 as interest expense related to the amortization of these deferred financing fees. As of March 31, 2007, the unamortized balance of the deferred financing fees related to the 2006 Convertible Notes was $9,286.

FEIN/EURXCHANGE CONVERTIBLE NOTES

On February 15, 2007 the Company issued one-year convertible notes to Victor Fein and EurXchange Consulting Ltd totaling $50,000. On March 23, 2007 the Company issued a one-year convertible note to EurXchange Consulting Ltd in the amount of $20,000. Collectively, the Fein/EurXchange Convertible Notes total $70,000 and mature on February 14, 2008 and March 22, 2008, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Fein/EurXchange Convertible Notes bear interest at a rate of 10% per annum and is payable upon maturity. Interest expense for the three and six months ended March 31, 2007 related to the Fein/EurXchange Convertible Notes was $647. At March 31, 2007, the outstanding principal balance on the Fein/EurXchange Convertible Notes was $70,000 and accrued interest was $647.

The Company may prepay, without premium or penalty, the principal amount and all accrued interest related to the Fein/EurXchange Convertible Notes at any time upon ten days prior written notice to the Fein/EurXchange Convertible Notes holders ("Prepayment Date"). The Fein/EurXchange Convertible Notes holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the Fein/EurXchange Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at the lesser of $0.10 per share or 70% of the average of the three lowest closing bid prices of the Company's common stock during the thirty trading days immediately prior to any such conversion.

In connection with the Fein/EurXchange Convertible Notes, the Company also issued warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.10 per share ("Fein/EurXchange Convertible Note Warrants"). The Fein/EurXchange Convertible Note Warrants are exercisable until three years from the convertible note issuance date (i.e. February 14, 2010 and March 22, 2010).

Warrants issued in connection with the Fein/EurXchange Convertible Notes were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital with an offsetting debit to discount on the convertible debt, estimated at $52,276. The fair value of the warrants issued was determined based on an option pricing model with the following assumptions: warrant lives of three years, risk free interest rates of 4.54% and 4.73%, volatility of 383%, and a zero dividend yield. The intrinsic value of the Fein/EurXchange Convertible Notes results in a beneficial conversion feature that reduces the book value of the Fein/EurXchange Convertible Notes to not less than zero. Accordingly, the Company also recorded a discount of $17,724 on the Fein/EurXchange Convertible Notes. The total discount recorded related to the Fein/EurXchange Convertible Notes was $70,000. The Company amortizes the discount using the effective interest method over the one-year life of the convertible notes.

The Company recorded interest expense related to the accretion of the discount on the Fein/EurXchange Convertible Notes of $23 for the three and six months ended March 31, 2007. As of March 31, 2007 the carrying value of the Fein/EurXchange Convertible Notes was $23, net of unamortized debt discount of $69,977.

The following table summarizes the carrying value and unamortized discount of the Convertible Promissory Notes at March 31, 2007:

                                        CARRYING   UNAMORTIZED
                                          VALUE      DISCOUNT
                                       ----------  ------------
VEM Convertible Promissory Notes       $1,040,522  $     40,558
2006 Convertible Notes                      9,365       120,635
Fein/EurXchange Convertible Notes              23        69,977
                                       ----------  ------------
   Total Convertible Promissory Notes  $1,049,910  $    231,170
                                       ==========  ============

NOTE  12.  STOCKHOLDER  LOANS  PAYABLE

ESI  NOTE  1

The Company has two long-term notes payable to ESI in connection with the Purchase Agreement dated July 28, 2004. The original principal amount of the first note ("Note 1") was $1,826,734 and was due on December 1, 2006. Quarterly installment payments of $250,000 were payable on Note 1 starting March 1, 2005. In the event of a default under Note 1, the entire amount then owing will become due and payable immediately, together with all costs incurred by ESI and reasonable attorneys' fee. The following constitute events of default under the
Note: (i) if the Company fails to make any payment due within 30 days after the date on which the Company receives notice of such failure, (ii) if the Company fails to observe and perform any of the covenants or agreements on its part to be observed or performed under Note 1 or the Security Agreement (as described below), (iii) if the Company defaults under the terms of the Security Agreement, or (iv) if the Company take steps that evince bankruptcy or liquidation.

The Company also executed a Patent Security Agreement in favor of ESI securing the Company's obligations under the Purchase Agreement and Note 1 and granting to ESI a security interest in and to the Intellectual Property (the "Security Agreement"). Under the Security Agreement, if the Company commits an act of default under Note 1 or if the Company fails to pay the trailer fee within 30 days after the Company receives written notice from ESI of such failure, ESI shall have the right to take back the Intellectual Property. ESI's right to take back the Intellectual Property is evidenced by a Patent Assignment Agreement dated July 28, 2004.

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

Note 1 has no stated interest rate but interest has been imputed at 6.25%. Interest expense for three and six months ended March 31, 2007 was de minimus.
Interest expense for three and six months ended March 31, 2006 was $10,643 and $27,958. As of March 31, 2007, the outstanding principal balance under Note 1 is $250,000, all of which is included in the Stockholder loans payable in the Consolidated Balance Sheet. Note 1 is secured by the Intellectual Property.

ESI  NOTE  2

The original principal amount of the second note ("Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. The Company was in default with regards to making the scheduled monthly payments on
Note 2, which was personally guaranteed by Bruce Redding, principal shareholder of ESI. During the quarter ended March 31, 2007, ESI negotiated a final settlement with the holder of Note 2 and, on behalf of the Company, on February 24, 2007, paid off the then outstanding principal of $62,805 and accrued interest of $1,888 of Note 2. As a result, during the six months ended March 31, 2007, the Company recorded a downward adjustment to accrued interest in the amount of $17,110. Interest expense during the three and six months ended March 31, 2006 related to Note 2 was $9,706 and $12,810. Upon the settlement of Note 2 (February 24, 2007), the Company effectively transferred the combined $64,693 principal and related accrued interest on Note 2 from Stockholder Loans Payable to Due to ESI on its Consolidated Balance Sheet.

BERRA  STOCKHOLDER  NOTES

During the three months ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, the Company entered into seventeen notes payable with Berra Holdings Ltd.

(collectively the "Berra Stockholder Notes") totaling $15,000, $224,000, $674,976, $190,000 and $425,000, respectively,. The Berra Stockholder Notes bear interest at 8% per annum. Principal and interest related to the Berra Stockholder Notes are due in full two years from the end of the quarter during which they were entered into. Interest expense for the three and six months ended March 31, 2007 was $30,161 and $60,991 related to the Berra Stockholder Notes. Interest expense for the three and six months ended March 31, 2006 was $29,911 and $59,230 related to the Berra Stockholder Notes. At March 31, 2007, the outstanding principal balance on the Berra Stockholder Notes was $1,528,976 and accrued interest was $205,021. As of March 31, 2007, $190,000 of the Berra Stockholder Notes were in default. There is no default interest rate. The Berra Stockholder Notes are unsecured.

WHP LOANS

During the three months ended March 31, 2007 and December 31, 2006, the law firm Wilson, Haglund and Paulsen ("WHP") loaned the Company an aggregate of $7,500 and $15,000, respectively (the "WHP Loans"). Bruce Haglund, the Company's Chairman, interim Chief Executive Officer, and interim Chief Financial officer is a principal of WHP. The WHP Loans bear interest at 10% per annum and mature on September 30, 2007. Interest expense for the three and six months ended March 31, 2007 was $955 related to the WHP Loans. At March 31, 2007, the outstanding principal balance on the WHP Loans was $22,500 and accrued interest was $955

EURXCHANGE  NOTE  PAYABLE

On December 14, 2006, the Company entered into a note payable with EurXchange, Consulting Ltd in the amount of $16,000 (the "EurXchange Note"). The EurXchange Note bears interest at the rate of 10% per annum and matures September 30, 2007. Interest expense for the three and six months ended March 31, 2007 was $469. At March 31, 2007, accrued interest related to the EurXchange Note was $469.

The  following table summarizes the Stockholder Loans Payable at March 31, 2007:

ESI Note 1                            $  250,000
Berra Stockholder Notes                1,528,976
WHP Loans                                 22,500
EurXchange Note Payable                   16,000
                                      ----------
   Total Stockholder Loans Payable    $1,817,476
                                       =========

NOTE  13.  RELATED  PARTIES

The Company's interim Chief Executive Officer and Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the three months ended March 31, 2007, services provided by the Interim CEO's law firm totaled $69,000. As of March 31, 2007, the Company owed the law firm $253,700, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, since November 2006, this same law firm has made loans to the Company totaling $22,500. The loans bear interest at 10% per annum and mature on September 30, 2007. See Note 12 "Stockholder Loans Payable - WHP Loans."

As of March 31, 2007, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $59,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. See Note 7 "Short-Term Notes Payable to Stockholder."

On July 29, 2004, in accordance with the provisions of the Purchase Agreement, the Company entered into an employment agreement with Bruce K. Redding, Jr. Mr. Redding is one of the inventors of the technologies encompassing the Intellectual Property and the author or co-author of the various patents pending transferred to the Company under the Purchase Agreement. Mr. Redding's employment agreement provides that he will serve as the Company's Executive Vice President of Licensing and Corporate Strategy for a period of three years at a salary of $125,000 in the first year, $150,000 in the second year and $175,000 in the third year. The agreement is renewable for two one-year terms at salaries of $200,000 and $225,000 unless either party shall give the other 90 days prior notice of its intent not to renew the agreement. Under the employment agreement, the Company will pay Mr. Redding a signing bonus of $80,000 in eight equal installments. The Company also will provide Mr. Redding with (i) the use of a car during the term of the agreement, (ii) errors and omissions insurance for the term of his employment, and (iii) a $1,000,000 life insurance policy payable at Mr. Redding's discretion. Under the agreement, Mr. Redding is obligated to transfer and assign to the Company all inventions and improvements relating to the Intellectual Property. Mr. Redding is obligated to maintain all information relating to the Intellectual Property and the Company in confidence during the term of the agreement or thereafter. The Company may terminate Mr. Redding's employment agreement at any time upon notice from the Company either (i) upon the determination by the Company that his performance is not satisfactory for any reason (other than justifiable cause, as described below) and the giving of notice specifies with reasonable particularity how such performance is not satisfactory, and Mr. Redding has failed to remedy his performance to the reasonable satisfaction of the Company within 30 days of such notice; or (ii) upon the determination by the Company that there is justifiable cause, such as his conviction of any crime involving the Company's money or other property or which constitutes a felony or the unauthorized disclosure of confidential information, any attempt to secure improper personal profit in connection with the business of the Company or his repeated and willful failure to comply with his duties under the employment agreement. If the Company terminates Mr. Redding's employment agreement for reasons other than justifiable cause, disability or death, he will be entitled to receive severance pay in an amount equal to one-twelfth of the sum of his then annual salary plus the amount of the last bonus awarded to him for a period equal to one month for each month that he was employed by the Company, provided however, that in no event shall such period be less than six months nor more than 12 months. Mr. Redding may terminate his employment agreement at any time upon 30 days' prior written notice to the Company.

On September 7, 2005, as a result of the Company's default under the initial terms of Mr. Redding's employment agreement, the Company entered into a letter agreement amending the terms of his initial employment agreement. Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of unpaid compensation earned and due to him through December 31, 2005. Of the total 152,135 shares of common stock, 109,010 shares of common stock were issued to settle $94,792 of unpaid compensation due to Mr. Redding as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on September 30, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317 during the quarter ended September 30, 2005. The remaining 43,125 shares of common stock were issued to settle $37,500 of unpaid compensation due to Mr. Redding for his salary earned during the quarter ended December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on December 31, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the quarter ended December 31, 2005. As of March 31, 2007, the Company owed Mr. Redding $130,417 in unpaid compensation and $82,116 for reimbursement of expenses incurred by Mr. Redding in the development of the transdermal technology, both of which are included in accounts payable and accrued expenses on the Consolidated Balance Sheet at March 31, 2007.

As a result of the Company's default under Mr. Redding's original employment agreement and various other factors, the Company concluded that Mr. Redding will be treated as a consultant rather than an employee. Accordingly, compensation expense incurred related to Mr. Redding's employment agreement is recorded as professional fees and research and development consulting expense in the Consolidated Statements of Operations.

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

As discussed in Note 2 "Going Concern," and Note 3 "Summary of Significant Accounting Policies - Intangible Assets," on April 3, 2007, ESI and Bruce Redding filed the ESI Complaint for a declaratory judgment and monetary damages against the Company. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement.

ESI was providing research and development services to the Company on a month-to-month basis. Due to disputes the Company is having with ESI, ESI did not provide any such services during the three months ended March 31, 2007. As of March 31, 2007, the Company owed ESI $455,899. Mr. Redding is ESI's president and largest stockholder, and ESI is the Company's largest stockholder.

NOTE  14.  COMMON  STOCK  AND  WARRANTS

WARRANTS

On  October  5,  2005,  the  Company  issued  Trilogy  Capital  Partners,  Inc.
("Trilogy") a warrant to purchase 2,616,806 shares of common stock at an exercise price of $0.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrant was fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company amortizes, on a straight-line basis, the fair value of this warrant over the one-year consulting agreement as consulting expense, beginning in October 2005. As such, during the three and six months ended March 31, 2006, the Company recognized consulting expense of $309,114 and $618,227 related to the issuance of this warrant. The fair value of the warrant was fully amortized as of September 30, 2006.

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

On December 7, 2005, the Company entered into a one-year consulting agreement with Robert Trainor to provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which had a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and six months ended March 31, 2007, the Company recognized consulting expense of none and $39,417 related to the issuance of these shares of common stock. During the three and six months ended March 31, 2006, the Company recognized consulting expense of $59,125 and $78,833 related to the issuance of these shares of common stock. As of December 31, 2006, the fair value of the common stock was fully amortized.

On March 14, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and consult with the Company concerning the capitalization of the Company and helping with private financings. As compensation, the Company issued 300,000 shares of common stock, which had a fair market value on the date of grant of $171,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and six months ended March 31, 2007, the Company recognized $28,500 and $71,250 as consulting expense. During the three and six months ended March 31, 2006, the Company recognized $14,250 as consulting expense. As of March 31, 2007, the fair value of the common stock was fully amortized.

On March 15, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and help with marketing and strategic planning in connection with the development, maintenance and growth of a market in the U.S. for the U-Strip and ancillary products. As compensation, the Company issued 325,000 shares of common stock, which had a fair market value on the date of grant of $172,250. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and six months ended March 31, 2007, the Company recognized $28,708 and $71,771 as consulting expense. During the three and six months ended March 31, 2006, the Company recognized $14,354 as consulting expense. As of March 31, 2007, the fair value of the common stock was fully amortized.

On March 16, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide financial and investor public relations. As compensation, the Company issued 400,000 shares of common stock, which had a fair market value on the date of grant of $212,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and six months ended March 31, 2007, the Company recognized $35,333 and $88,333 as consulting expense. During the three and six months ended March 31, 2006, the Company recognized
$17,667 as consulting expense. As of March 31, 2007, the fair value of the common stock was fully amortized.

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

On February 15, 2007 the Company issued one-year convertible notes to Victor Fein and EurXchange Consulting Ltd totaling $50,000. On March 23, 2007 the Company issued a one-year convertible note to EurXchange Consulting Ltd in the amount of $20,000. Collectively, the Fein/EurXchange Convertible Notes total $70,000 and mature on February 14, 2008 and March 22, 2008, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Fein/EurXchange Convertible Notes bear interest at a rate of 10% per annum and is payable upon maturity. The Fein/EurXchange Convertible Notes holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the Fein/EurXchange Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at the lesser of $0.10 per share or 70% of the average of the three lowest closing bid prices of the Company's common stock during the thirty trading days immediately prior to any such conversion.

In connection with the Fein/EurXchange Convertible Notes, the Company also issued warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.10 per share ("Fein/EurXchange Convertible Note Warrants"). The Fein/EurXchange Convertible Note Warrants are exercisable until three years from the convertible note issuance date (i.e. February 14, 2010 and March 22, 2010).

NOTE  15.  SUBSEQUENT  EVENTS

On April 3, 2007, ESI and Bruce Redding filed a complaint against the Company in the United States District Court in the District of Nevada (the "ESI Complaint"). The ESI Complaint includes causes of action brought by ESI against the Company for:

     (i) declaratory judgment concerning the ownership to rights in and to the Intellectual Property which ESI asserts have reverted back to ESI;

     (ii) declaratory judgment concerning the ownership rights in certain patents, patent applications, and other intellectual property pursuant to an employment agreement with Bruce Redding (the "Redding Technology") relating to a device for the application of cosmetics and skin care sometimes referred to as the "U-Wand Technology," which Mr. Redding asserts have been forfeited by the Company as a result of the breach of the employment agreement between Mr. Redding and the Company;

     (iii) payment of more than $680,000 in fees and expenses advanced by ESI for research and development ESI performed for the Company on the Intellectual Property and the Redding Technology during the period from August 2004 to December 31, 2006; and

     (iv) payment of $430,000 to Bruce Redding pursuant to agreements with Mr. Redding in connection with his employment by the Company.

ESI notified the Company in January 2007 that it considers the Company in breach of the Company's final payment obligation under the terms of the Purchase Agreement between the Company and ESI dated June

9, 2004. The final $250,000 payment was due on December 1, 2006 (the "Final Payment"), subject to the Company's right to cure the default during the 30-day period following receipt of notice from ESI.

Commencing on December 28, 2006, the Company engaged in negotiations with ESI regarding the extension of the 30-day cure period provided for in the Purchase Agreement. On December 28, 2006, the Board of Directors of the Company rejected an offer for a $500,000 capital infusion (the "$500,000 Offer"), which would have allowed for the payment of the $250,000 on a timely basis, based on the representation by Mr. Redding that ESI would permit a further extension of the cure period to allow the Company the time to raise the capital for the payment on terms more favorable to the Company than the $500,000 Offer. However, on December 29, 2006, Mr. Redding notified the Company that any decision to extend the cure period for the final payment would be determined by the ESI Board of Directors, with Mr. Redding abstaining from any vote on the matter.

In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply a portion of monies owed Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with Redmoor, the Company would be indebted to Redmoor for $250,000 and the final $250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid by ESI to Redmoor in cash in December 2006 but had not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2007 Tender"). ESI rejected the January 2007 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended. ESI also asserted that the patent rights and related technology comprising the Intellectual Property purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

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

WE MAY LOSE THE RIGHTS TO OUR CRITICAL PATENTS.

Default on ESI Note

On April 3, 2007, ESI and Bruce Redding filed a complaint against the Company in the United States District Court in the District of Nevada (the "ESI Complaint"). The ESI Complaint includes causes of action brought by ESI against the Company for:

     (i) declaratory judgment concerning the ownership to rights in and to the Intellectual Property which ESI asserts have reverted back to ESI;

     (ii) declaratory judgment concerning the ownership rights in certain patents, patent applications, and other intellectual property pursuant to an employment agreement with Bruce Redding (the "Redding Technology") relating to a device for the application of cosmetics and skin care sometimes referred to as the "U-Wand Technology," which Mr. Redding asserts have been forfeited by the Company as a result of the breach of the employment agreement between Mr. Redding and the Company;

     (iii) payment of more than $680,000 in fees and expenses advanced by ESI for research and development ESI performed for the Company on the Intellectual Property and the Redding Technology during the period from August 2004 to December 31, 2006; and

     (iv) payment of $430,000 to Bruce Redding pursuant to agreements with Mr. Redding in connection with his employment by the Company.

ESI notified the Company in January 2007 that it considers the Company in breach of the Company's final payment obligation under the terms of the Purchase Agreement between the Company and ESI dated June 9, 2004. The final $250,000 payment was due on December 1, 2006 (the "Final Payment"), subject to the Company's right to cure the default during the 30-day period following receipt of notice from ESI.

Commencing on December 28, 2006, the Company engaged in negotiations with ESI regarding the extension of the 30-day cure period provided for in the Purchase Agreement. On December 28, 2006, the Board of Directors of the Company rejected an offer for a $500,000 capital infusion (the "$500,000 Offer"), which would have allowed for the payment of the $250,000 on a timely basis, based on the representation by Mr. Redding that ESI would permit a further extension of the cure period to allow the Company the time to raise the capital for the payment on terms more favorable to the Company than the $500,000 Offer. However, on December 29, 2006, Mr. Redding notified the Company that any decision to extend the cure period for the final payment would be determined by the ESI Board of Directors, with Mr. Redding abstaining from any vote on the matter.

In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply a portion of monies owed Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with Redmoor, the Company would be indebted to Redmoor for $250,000 and the final $250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid by ESI to Redmoor in cash in December 2006 but had not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2007 Tender"). ESI rejected the January 2007 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended. ESI also asserted that the patent rights and related technology comprising the Intellectual Property purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

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

In August 2006, the Company signed a settlement agreement with Sandra McElligott whereby the Company issued 200,000 shares of common stock to Ms. McElligott in consideration of her release of any intellectual property claims that she may have against the Company. In addition, the Company will pay Ms. McElligott $30,000 in cash, of which $15,000 was paid in September 2006 and the remaining $15,000 was payable by December 31, 2006. As of the date of this report, the $15,000 payment due by December 31, 2006 has not been paid.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On February 15, 2007 the Company issued one-year convertible notes to Victor Fein and EurXchange Consulting Ltd totaling $50,000. On March 23, 2007 the Company issued a one-year convertible note to EurXchange Consulting Ltd in the amount of $20,000. Collectively, the Fein/EurXchange Convertible Notes total $70,000 and mature on February 14, 2008 and March 22, 2008, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Fein/EurXchange Convertible Notes bear interest at a rate of 10% per annum and is payable upon maturity. The Fein/EurXchange Convertible Notes holders may convert on the Maturity Date or any Prepayment Date all or any portion of the outstanding principal balance of the Fein/EurXchange Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at the lesser of $0.10 per share or 70% of the average of the three lowest closing bid prices of the Company's common stock during the thirty trading days immediately prior to any such conversion.

In connection with the Fein/EurXchange Convertible Notes, the Company also issued warrants to purchase 1,400,000 shares of the Company's common stock at an exercise price of $0.10 per share ("Fein/EurXchange Convertible Note Warrants"). The Fein/EurXchange Convertible Note Warrants are exercisable until three years from the convertible note issuance date (i.e. February 14, 2010 and March 22, 2010).

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS.

Exhibit Number  Description                                                     Location Reference
--------------  -----------                                                     ------------------
3.1             Articles of Incorporation.                                               1

3.2             Articles of Incorporation, as amended.                                   1

3.3             First Amended and Restated Bylaws.                                       1

4.1             Form of Subscription Agreement.                                          1

10.1            Promissory Note payable to Ms. Zennie Morris issued
                by Second Stage Ventures, Inc. issued October 24, 2000.                  1

10.2            Promissory Note payable to Lindlay Equity Fund issued
                by Second Stage Ventures, Inc. on September 15, 2000.                    1


10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000.                    1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                       1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                       1

10.6            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc., and Brent Snejdar.                         1

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover.                        1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                   1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                               1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                      1

10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               1

10.12           Modification Agreement dated February 6, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               1

10.13           Penny Web Inc. Terms and Conditions.                                     1

10.14           Click Agents Corp. Banner Placement Rules.                               1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                             2

10.16           Memorandum of Engagement by and between EasyTrivia.com, Inc.
                and Sage Internet Solutions Ltd. dated July 2, 2001.                     2

10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               3

10.19           Agreement with AdDynamix dated October 29, 2002.                         3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                               4


10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                               5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                           5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                        6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                       7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                       8

10.26           Asset Purchase Agreement dated June 9, 2004 by and among
                Second Stage Ventures, Inc., Encapsulation Systems, Inc.
                and Echo RX, Inc.                                                        8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                           8

10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                            8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                         8

10.30           Patent Security Agreement dated July 28, 2004 made by
                Second Stage Ventures, Inc. in favor of Encapsulation
                Systems, Inc.                                                            8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                           8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                  9

10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                   9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                            9

10.35           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                        10

10.36           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Integrated Inventions (Canada) Inc. dated October 18, 2004.          10


10.37           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                       10

10.38           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                     10

10.39           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                         10

10.40           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                  10

10.41           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.               10

10.42           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                 10

10.43           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                           10

10.44           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                           10

10.45           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                       10

10.46           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                      11

10.47           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                      11

10.48           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                   11

10.49           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                  11

10.50           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                      11

10.51           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                   11

10.52           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                  11

10.53           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank AG dated
                July 1, 2005.                                                           12

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                      14


10.55           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG                                                       14

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                      14

10.57           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                      14

10.58           Promissory Note dated December 21, 2005 in favor of
                James Ladner.                                                           14

10.59           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner.                                                      14

10.60           Promissory Note dated December 21, 2005 in favor of
                Parmino Finance, Ltd.                                                   14

10.61           Promissory Note dated December 21, 2005 in favor of
                John Vargheses.                                                         14

10.62           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                           14

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner.                                                      14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                    14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                           14

10.66           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                           14

10.67           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                          13

10.68           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                    14

10.69           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce K. Redding Jr. regarding
                Redding Employment Agreement.                                           14

10.70           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005.                               14

10.71           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein.                                                14

10.72           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein.                                                  14


10.73           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein.                                                 14

10.74           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum.                                          14

10.75           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                           14

10.76           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer.                                                       14

10.77           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                           14

10.78           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                           14

10.79           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005.                             14

10.80           Form of Promissory Notes with Berra Holdings Ltd., the
                total Indebtedness in accordance with which Promissory
                Notes is $1,528,976 as of March 31, 2007.                               15

10.81           Consulting Agreement between Avalon International Group
                and Dermisonics, Inc. dated November 21, 2005.                          17

10.82           Consulting Agreement between Alan Fein and Dermisonics, Inc.
                dated March 14, 2006.                                                   17

10.83           Consulting Agreement between Michael Stock and Dermisonics,
                Inc. dated March 15, 2006.                                              17

10.84           Consulting Agreement between International Market Trend, Inc.
                and Dermisonics, Inc. dated March 16, 2006.                             17

10.85           Consulting Agreement EurXchange Consulting Ltd. and
                Dermisonics, Inc. dated April 5, 2006.                                  17

10.86           Consulting Agreement between Aaron Lasry and Dermisonics,
                Inc. dated May 15, 2006.                                                17

10.87           Form of $.25 Warrant for 2006 Private Placement Offering of
                Shares at $.25 per share.                                               17

10.88           Form of Settlement Agreement dated August __, 2006 among
                Sandra McElligott, Dermisonics, Inc. and Encapsulation
                Systems, Inc.                                                           17

10.89           Promissory Note dated July 14, 2006 in favor of Staples
                Management Inc.                                                         16

10.90           Warrant Agreement dated July 14, 2006 in favor of Staples
                Management Inc.                                                         16

10.91           10% Promissory Note issued in favor of EurXchange Consulting
                Limited dated December 14, 2006.                                        18


10.92           10% Promissory Note issued in favor of Gibson, Haglund &
                Paulsen dated March 20, 2007.                                           18

10.93           10% Convertible Note dated February 15, 2007 issued
                in favor of Victor Fein.                                                19

10.94           Warrant Agreement dated February 15, 2007 in favor of
                Victor Fein.                                                            19

10.95           10% Convertible Note dated February 15, 2007 issued
                in favor of EurXchange Consulting Ltd.                                  19

10.96           Warrant Agreement dated February 15, 2007 in favor of
                EurXchange Consulting Ltd.                                              19

10.97           10% Convertible Note dated March 23, 2007 issued in favor
                of EurXchange Consulting Ltd.                                           19

10.98           Warrant Agreement dated March 23, 2007 in favor of
                EurXchange Consulting Ltd.                                              19

21.1            Subsidiaries of the Registrant.                                          1

31.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1            Certification of Acting Principal Executive Officer and
                Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

-------------------------------------------------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

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

(18) Previously filed as an exhibit to the registrant's Form 10-Q for the period ending December 31, 2006.

(19)  Filed herewith.

                                   SIGNATURES


     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2007                 By: /s/ Bruce  H.  Haglund
                                         ---------------------------------
                                             Bruce H. Haglund
                                             Chairman, Acting Chief Executive
                                             Officer and Acting Chief Financial
                                             Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------------------------------------------------------------
       Person                           Capacity                         Date
--------------------  ---------------------------------------------  ------------
/s/ Bruce H. Haglund  Chairman, Acting Principal Executive Officer,  May 15, 2007
--------------------  Acting Principal Financial Officer and
Bruce H. Haglund      Acting Principal Accounting Officer
--------------------  ---------------------------------------------  ------------
/s/ Grant R. Atkins   Director                                       May 15, 2007
--------------------
Grant R. Atkins
---------------------------------------------------------------------------------

                                    EXHIBIT INDEX


Exhibit Number  Description of Exhibit
--------------  ----------------------
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

10.89           Promissory Note dated July 14, 2006 in favor of Staples
                Management Inc.

10.90           Warrant Agreement dated July 14, 2006 in favor of Staples
                Management Inc.

10.91           10% Promissory Note issued in favor of EurXchange Consulting
                Limited dated December 14, 2006.

10.92 10% Promissory Note issued in favor of Gibson, Haglund & Paulsen dated March 20, 2007.

10.93 10% Convertible Note dated February 15, 2007 issued in favor of Victor Fein.

10.94           Warrant Agreement dated February 15, 2007 in favor of
                Victor Fein.

10.95 10% Convertible Note dated February 15, 2007 issued in favor of EurXchange Consulting Ltd.

10.96           Warrant Agreement dated February 15, 2007 in favor of
                EurXchange Consulting Ltd.

10.97 10% Convertible Note dated March 23, 2007 issued in favor of EurXchange Consulting Ltd.

10.98           Warrant Agreement dated March 23, 2007 in favor of
                EurXchange Consulting Ltd.

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