Form 10QSB
period 2007-06-30
Dermisonics, Inc
filed 2007-08-20
CIK 1127470

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2007

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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 62,235,574 shares of common stock as of August 9, 2007.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                            DERMISONICS, INC. AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED BALANCE SHEET
                                     JUNE 30, 2007
                                      (UNAUDITED)


Assets
Current assets:
  Cash                                                                    $     22,766
  Prepaid expenses                                                               4,414
                                                                          -------------

    Total current assets                                                        27,180

Computer equipment, net of accumulated depreciation of $755                      2,264
Deferred financing fees                                                          5,804
                                                                          -------------

    Total assets                                                          $     35,248
                                                                          =============

                    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued expenses                                   $  1,057,867
  Due to ESI                                                                   455,899
  Interest payable                                                              36,074
  Short-term notes payable to stockholder                                       59,500
  Convertible promissory notes, net of unamortized discount of $164,857         35,143
  Stockholder loans payable                                                    338,500
                                                                          -------------

    Total current liabilities                                                1,982,983

Restructured notes payable, net adjustment to face value of $232,857         2,216,389
Interest payable, long-term                                                     36,739
                                                                          -------------

    Total liabilities                                                        4,236,111

Commitments, contingencies and subsequent events

Stockholders' equity (deficit)
  Common stock, $0.001 par value.  Authorized 100,000,000
    shares; issued and outstanding 49,224,005 shares at June 30, 2007           49,224
  Common stock issuable; 13,011,569 shares at June 30, 2007                     13,012
  Additional paid-in capital                                                33,441,500
  Deficit accumulated during the development stage                         (37,704,599)
                                                                          -------------

    Total stockholders' equity (deficit)                                    (4,200,863)

                                                                          -------------
  Total liabilities and stockholders' equity (deficit)                    $     35,248
                                                                          =============

          See accompanying notes to consolidated financial statements.

                                               DERMISONICS, INC. AND SUBSIDIARY
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006, AND FOR THE PERIOD
                                 FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION) TO JUNE 30, 2007
                                                         (UNAUDITED)


                                                 For the Three Months Ended   For the Nine Months Ended    Cumulative During
                                                           June 30,                    June 30,             the Development
                                                     2007          2006          2007           2006             Stage
                                                 ------------  ------------  -------------  ------------  -------------------

Revenue                                          $         -   $         -   $          -   $         -   $                -

Operating expenses:
  Professional fees and research and
    development consulting                            62,096     1,011,441        877,941     2,695,395           12,769,862
  Loan fees                                                -             -              -             -              187,121
  General and administrative                          10,428       150,557        127,724       437,345            2,275,124
  Impairment of intangible assets                          -             -     19,458,654             -           19,458,654
  Loss on extinguishment of convertible
    debentures                                             -             -              -       142,121              374,948
  Loss on extinguishment of convertible
    promissory notes                                 312,736             -        312,736             -              312,736
  Loss on extinguishment of stockholder
    notes payable                                     29,139             -         29,139             -               29,139
  Loss on debt settlement                                  -             -              -         1,313              368,423
                                                 ------------  ------------  -------------  ------------  -------------------

    Total operating expenses                         414,399     1,161,998     20,806,194     3,276,174           35,776,007
                                                 ------------  ------------  -------------  ------------  -------------------

Interest expense                                     101,790       153,671        409,798       431,730            1,806,793
                                                 ------------  ------------  -------------  ------------  -------------------
    Loss from continuing operations                 (516,189)   (1,315,669)   (21,215,992)   (3,707,904)         (37,582,800)

Discontinued operations
  Loss from operations of discontinued segment             -             -              -             -             (121,799)
                                                 ------------  ------------  -------------  ------------  -------------------

    Net loss                                     $  (516,189)  $(1,315,669)  $(21,215,992)  $(3,707,904)  $      (37,704,599)
                                                 ============  ============  =============  ============  ===================

Net loss per share (basic and fully diluted)     $     (0.01)  $     (0.03)  $      (0.40)  $     (0.09)

Weighted average shares outstanding used to
  calculate basic and fully diluted net loss
  per share                                       60,180,194    45,781,333     52,655,628    42,980,487

          See accompanying notes to consolidated financial statements.

                                                 DERMISONICS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006, AND FOR THE PERIOD
                                   FROM SEPTEMBER 1, 2000 (DATE OF INCEPTION), TO JUNE 30, 2007
                                                            (UNAUDITED)



                                                                                For the Nine Months Ended      Cumulative During
                                                                                          June 30,              the Development
                                                                                    2007            2006              Stage
                                                                               --------------  --------------  -------------------


Cash flows from operating activities:
  Net loss                                                                     $ (21,215,992)  $  (3,707,904)  $      (37,704,599)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        755               -               41,301
    Impairment of software development costs                                               -               -               11,301
    Impairment of goodwill                                                                 -               -                9,512
    Impairment of intangible assets                                               19,458,654               -           19,458,654
    Loss on extinguishment of convertible debentures                                       -         142,121              374,948
    Loss on sale of subsidiary                                                             -               -                  362
    Loss on extinguishment of convertible promissory notes                           312,736               -              312,736
    Loss on extinguishment of stockholder notes payable                               29,139               -               29,139
    Issuance of common stock and warrants for services, financing fees, loss on settlement of debt, and settlement of intellectual
      property lawsuit                                                                     -       2,644,117           11,093,079
    Accreted discount on the convertible note payable, convertible promissory notes, convertible debentures, and staples convertible
      note payable                                                                   146,786         118,685              319,732
    Amortization of adjustment to face value on the restructured notes
      payable                                                                         13,442               -               13,442
    Beneficial conversion feature recorded as interest expense related
      to the convertible debentures and convertible note payable                           -               -              374,538
    Amortization of debt issuance costs                                               44,230          49,363              118,054
    Accrued interest on the convertible debentures converted to equity                     -               -               51,613
    Accrued filing penalty owed to the investors in the 2006 Offering                (74,819)              -             (112,230)
    Changes in operating assets and liabilities, net of effects from purchase of subsidiary
      Prepaid expenses                                                               402,524        (970,463)              (4,413)
      Accounts payable and accrued expenses                                          331,603         381,781            1,061,719
      Due to ESI                                                                      88,192         242,966              393,094
      Due to stockholder company                                                           -               -              375,000
      Interest payable                                                               193,240         194,317              505,486
                                                                               --------------  --------------  -------------------

      Net cash used in operating activities                                         (269,510)       (905,017)          (3,277,532)

Cash flows from investing activies:
  Purchase of intangible assets                                                            -               -             (510,060)
  Purchase of subsidiary                                                                   -               -                 (200)
  Purchase of furniture and equipment                                                      -               -               (3,696)
  Web site development costs                                                               -               -              (13,246)
  Cash acquired in purchase of subsidiary                                                  -               -               14,420
  Advance to subsidiary                                                                    -               -              (60,000)
                                                                               --------------  --------------  -------------------

      Net cash used in investing activities                                                -               -             (572,782)

Cash flows from financing activies:
  Proceeds from short-term notes payable to stockholder                                    -               -               59,500
  Proceeds from short-term note payable                                                    -               -              500,000
  Proceeds from issuance of convertible debentures                                         -               -              232,827
  Proceeds from issuance of stockholder loans                                         88,500         239,000            1,617,476
  Proceeds from issuance of convertible promissory notes                                   -         296,579            1,081,080
  Allocated proceeds from issuance of convertible promissory notes                    17,724          58,670               76,394
  Allocated proceeds from issuance of warrants attached to convertible
    promissory notes                                                                  52,276          71,330              123,606
  Allocated proceeds from issuance of convertible note payable                             -               -               19,018
  Allocated proceeds from issuance of warrants attached to convertible
    note payable                                                                           -               -                5,982
  Allocated proceeds from issuance of common stock                                         -         244,789            1,233,688
  Allocated proceeds from issuance of warrants attached to common stock                    -         466,211              542,312
  Allocated proceeds from issuance of staples convertible note payable               250,000               -              515,400
  Allocated proceeds from issuance of warrants attached to staples
    convertible note payable                                                               -               -              234,600
  Convertible debt and equity issuance costs                                               -        (118,364)            (248,927)
  Repayment of convertible note payable                                                    -               -              (25,000)
  Repayment of short-term note payable                                                     -               -             (500,000)
  Repayment of notes payable to stockholders                                        (242,294)       (710,190)          (1,594,876)
                                                                               --------------  --------------  -------------------

      Net cash provided by financing activities                                      166,206         548,025            3,873,080
                                                                               --------------  --------------  -------------------

      Increase (decrease) in cash                                                   (103,304)       (356,992)              22,766

Cash at beginning of period                                                          126,070         356,992                    -
                                                                               --------------  --------------  -------------------

Cash at end of period                                                          $      22,766   $           -   $           22,766
                                                                               ==============  ==============  ===================

Supplemental disclosure of cash flow information:
  Debt discount recorded for beneficial conversion feature                     $     138,302   $     321,285   $          875,663
  Cash paid for interest                                                       $           -   $      44,100   $          269,131
  Due to stockholder settled by issuance of warrants                           $           -   $           -   $          375,000
  Conversion of convertible debentures into 1,777,749 shares of common stock during the year
    ended September 30, 2006                                                   $           -   $           -   $          232,827
  Common stock issued for extinguishment of convertible promissory notes and stockholder notes payable during the quarter ended
    June 30, 2007                                                              $   1,334,979   $           -   $        1,334,979
  Adjustment to face value on the restructured notes payable                   $     246,299   $           -   $          246,299

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

Upon the closing of the Purchase Agreement, the management and Board of Directors of the Company resigned and a new Chairman was appointed who serves as interim Chief Executive Officer and interim Chief Financial Officer.

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

As indicated in the accompanying consolidated financial statements, the Company's accumulated deficit during the development stage totaled $37,704,599 for the period from September 1, 2000 (date of inception) to June 30, 2007. The Company has sold its only operating subsidiary and has not generated any revenue from the Intellectual Property. The Company's successful attainment of profitable operations is dependent on future events, including obtaining additional financing to sustain its operations while it pursues its business plan.

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

ESI notified the Company in January 2007 that it considers the Company in breach of the Company's final payment obligation under the terms of the Purchase Agreement between the Company and ESI. The final $250,000 payment was due on December 1, 2006 (the "Final Payment"), subject to the Company's right to cure the default during the 30-day period following receipt of notice from ESI.

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

In an attempt to cure the default without having cash available, an agreement was reached between the Company and Redmoor Investment Ltd. ("Redmoor") to apply $250,000 of the monies owed Redmoor by ESI toward the $250,000 final payment the Company owes ESI. Under the proposed agreement with Redmoor, the Company would be indebted to Redmoor for $250,000 and the final $250,000 payment obligation to ESI would be cured. Redmoor was one of ESI's creditors in ESI's chapter 11 bankruptcy, with a claim in excess of $600,000, of which $325,000 was to have been paid by ESI to Redmoor in cash in December 2006 but has not been paid as of the date of this report. On January 23, 2007, the Company notified ESI's counsel that $250,000 of the funds owed to Redmoor should be applied to the final $250,000 payment under the Purchase Agreement (the "January 2007 Tender"). ESI rejected the January 2007 Tender on the grounds that the terms of the Purchase Agreement do not require ESI to accept the offer from the Company to cure the default in the manner proposed by the Company and that the cure period had not been extended. ESI also asserted that the patent rights and related technology comprising the Intellectual

Property purchased from ESI by the Company pursuant to the Purchase Agreement have reverted to ESI under the terms of the Purchase Agreement.

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

If the Company cannot successfully litigate the ESI Complaint, rights to the Intellectual Property acquired through the Purchase Agreement may revert to ESI. Without the rights to the Intellectual Property, the Company will be forced to abandon its current business plan. See Note 3 "Summary of Significant Accounting Policies - Intangible Assets."

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company has the following financial instruments: cash, accounts payable and accrued expenses, due to ESI, short-term notes and loans payable to stockholders, convertible promissory notes, and restructured notes payable. The carrying value of these instruments, other than the convertible promissory notes, approximate fair value based on their liquidity. The fair value of the convertible promissory notes was determined as the excess of the proceeds over the fair value of the warrants.

DEFERRED  FINANCING  FEES
-------------------------

The Company records costs incurred related to debt financings as additional paid in capital and amortizes, on a straight-line basis, the costs incurred over the life of the related debt. The amortization is recognized as interest expense in the consolidated financial statements. Upon conversion into equity or extinguishment of the related debt, the Company recognizes any unamortized portion of the deferred financing fees as interest expense, except in the case of a troubled debt restructuring ("TDR"). In the event of a TDR, as discussed in Note 13 "Restructured Notes Payable," the carrying value of a debt instrument is reduced by the balance of any related unamortized deferred financing fees at the time of the TDR and therefore becomes a component of calculating the gain or loss on the extinguishment of the troubled debt.

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

RESEARCH AND DEVELOPMENT COSTS
------------------------------

All of the Company's research and development costs are expensed as incurred. Through June 30, 2007, all research and development costs were paid to third parties and are included in professional fees and research and development consulting in the Consolidated Statements of Operations. During the three and nine months ended June 30, 2007, the Company incurred $7,733 and $615,970, of research and development expense. During the three and nine months ended June 30, 2006, the Company incurred $862,710 and $2,270,098, of research and development expense. During the period from September 1,

2000 (date of inception) to June 30, 2007, the Company incurred $7,243,029 of research and development expense.

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

Excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2007, because their effect would be antidilutive, are warrants to acquire 18,032,919 shares of common stock with a weighted-average exercise price of $0.55 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2007 are 3,853,612 shares of common stock that may be issued if investors exercise their conversion right under the 2006 Convertible Notes and Fein/EurXchange Convertible Notes as discussed in Note 11 "Convertible Promissory Notes," because their effect would be antidilutive.

Excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2006, because their effect would be antidilutive, are warrants to acquire 11,861,992 shares of common stock with a weighted-average exercise price of $0.91 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended June 30, 2006 are 3,676,380 shares of common stock that may be issued if investors exercise their conversion right under the Convertible Debentures and the Convertible Note Payable as discussed in Note 10, "Short-Term Convertible Debt," and 2006 Convertible Notes and VEM Convertible Promissory Notes as discussed in Note 11, "Convertible Promissory Notes," because their effect would be antidilutive.

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

During the three months and nine months ended June 30, 2007, the Company incurred cash fees payable to ESI of approximately none and $176,000, representing 0% and 29% of research and development expenses for the three and nine months ended June 30, 2007. During the three and nine months ended June 30, 2006, the Company incurred cash fees payable to ESI of approximately $72,000 and $240,000, representing 8% and 11% of research and development expenses for the three and nine months ended June 30, 2006. As of June 30, 2007, the Company owed ESI $455,899.

COMPREHENSIVE  INCOME
---------------------

The Company had no elements of comprehensive income for the period from September 1, 2000 to June 30, 2007.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED
----------------------------------------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company does not expect the application of SFAS No. 157 to have a material effect on the Consolidated Statements of Operations and Consolidated Balance Sheet.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on the Consolidated Statements of Operations and Consolidated Balance Sheet.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

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

Since the Company did not issue stock options or warrants to employees during the three or nine months ended June 30, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

NOTE  7.  SHORT-TERM  NOTES  PAYABLE  TO  STOCKHOLDER

Since October 2003, Ms. Zennie Morris, the former president of the Company, loaned the Company an aggregate of $59,500, of which $50,000 is evidenced by two promissory notes in the amounts of $20,000 and $30,000, which were due on September 30, 2004. The third promissory note in the amount of $9,500 was due on August 31, 2004. These three promissory notes (the "Morris Notes") do not bear interest. As of June 30, 2007 the outstanding combined balance on the Morris Notes was $59,500. As of June 30, 2007, the Morris Notes were in default. There is no default interest rate.

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

On September 22, 2005, the Company entered into an Agreement and Mutual Release agreeing to pay the lender of the Promissory Note $653,880 to settle in full the $500,000 outstanding loan principal balance of the Promissory Note, the remaining unpaid loan extension fee of $71,175, and $82,705 in accrued interest through September 22, 2005. Pursuant to the Agreement and Mutual Release, the Company also agreed to pay an additional $60,000 in consulting fees (of which $20,000 was paid in December 2005). The unpaid consulting fee at June 30, 2007 of $40,000 is included in accounts payable and accrued expenses.

NOTE  9.  STAPLES  CONVERTIBLE  NOTES  PAYABLE

STAPLES  CONVERTIBLE  NOTE  1

On July 14, 2006, the Company issued a Convertible Promissory Note to Staples Management, Inc. ("Staples") in the amount of $500,000 (the "Staples Convertible
Note 1"). The Staples Convertible Note 1 matures July 14, 2007. The Staples Convertible Note 1 is convertible into that number of shares of the Company's common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date. The Staples Convertible Note 1 bears interest at a rate of 10% per annum, payable at maturity. The Company may, in its discretion, prepay the principal amount and all accrued interest at any time prior to maturity without any prepayment penalty.

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

On April 19, 2007, the Company entered into debt restructuring agreements with certain stockholders, including Staples, resulting in an extinguishment of the Staples Convertible Note 1. Refer to Note 13 "Restructured Notes Payable." Interest expense was recorded through the extinguishment date of the Staples Convertible Note 1. Accordingly, the Company recorded interest expense on the Staples Convertible Note 1 of $2,466 and $27,397 for the three and nine months ended June 30, 2007. The Company recorded interest expense related to the accretion of the discount on the Staples Convertible Note 1 of $0 and $18,777 for the three and nine months ended June 30, 2007.

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

On April 19, 2007, the Company entered into debt restructuring agreements with certain stockholders, including Staples, resulting in an extinguishment of the Staples Convertible Note 2. Refer to Note 13 "Restructured Notes Payable." Interest expense was recorded through the extinguishment date of the Staples Convertible Note 2. Accordingly, the Company recorded interest expense on the Staples Convertible Note 2 of $1,233 and $13,493 for the three and nine months ended June 30, 2007. The Company recorded interest expense related to the accretion of the discount on the Staples Convertible Note 1 of $0 and $31,432 for the three and nine months ended June 30, 2007.

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

The further reduction of the conversion price and the issuance of the warrants represent another modification of terms of the Modified Convertible Debentures. Accordingly, the Company accounted for this modification as an extinguishment of debt and the issuance of new debt. As a result, in September 2006, the Company recorded a loss on extinguishment of convertible debentures of $232,827.

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

Accumulatively, the Company has recorded a loss on extinguishment of convertible debentures of $374,948.

ACCRETION  OF  DISCOUNT  RECORDED  AS  INTEREST  EXPENSE -CONVERTIBLE DEBENTURES

During the three and nine months ended June 30, 2007 and 2006, the Company did not record any interest expense related to the accretion of the discount initially recorded for the Convertible Debentures as this discount was already fully amortized. As of June 30, 2007, the discount related to the Convertible Debentures was fully amortized.

ACCRETION OF DISCOUNT RECORDED AS INTEREST EXPENSE - MODIFIED CONVERTIBLE DEBENTURES

During the three and nine months ended June 30, 2007, the Company did not record any interest expense related to the accretion of the discount recorded for the Modified Convertible Debentures as this discount was already fully amortized. During the three and six months ended June 30, 2006, the Company recorded interest expense related to the accretion of the discount on the Modified Convertible Debentures of $12,145 and $33,206. As of June 30, 2007, the discount related to the Modified Convertible Debentures was fully amortized.

8% CASH INTEREST EXPENSE AND 13% DEFAULT INTEREST EXPENSE -MODIFIED CONVERTIBLE DEBENTURES

Interest expense for the three and nine months ended June 30, 2006 related to the Modified Convertible Debentures was $5,150 and $14,437.

CONVERTIBLE  NOTE  PAYABLE

In November 2004, the Company issued an 8% interest-bearing note payable (the "Convertible Note") in the amount of $25,000, convertible into 30,488 shares of common stock at $0.82 per share. The Convertible Note matures September 30, 2005. Principal and interest are due in full upon maturity. Warrants to purchase up to 15,283 common shares were also issued in connection with the Convertible Note. These warrants have an exercise price of $1.33 and expired on October 31, 2005. Proceeds from the Convertible Note were allocated pro-rata based on the relative fair values of the Convertible Note and related warrants. The amount attributable to the warrants of $5,982 was recorded as a discount against the carrying amount of the Convertible Note and a credit to additional paid-in-capital. The discount was amortized as interest expense, using the effective interest method, over the term of the Convertible Note. Total interest expense recorded during the three and nine months ended June 30, 2006 related to the accretion of the discount was none and $1,652. As of December 31, 2005, the entire discount of $5,982 had been accreted as interest expense.

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

Interest expense for the three and nine months ended June 30, 2006 related to the Convertible Note Payable was $2,729 and $3,726.

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

On April 19, 2007, the Company entered into debt restructuring agreements with certain stockholders, including VEM, resulting in an extinguishment of the VEM Convertible Promissory Notes. Refer to Note 13 "Restructured Notes Payable". Interest expense was recorded through the extinguishment date of the VEM Convertible Promissory Notes. Accordingly, the Company recorded interest expense on the VEM Convertible Promissory Notes of $5,405 and $60,060 for the three and nine months ended June 30, 2007. Interest expense for the three and nine months ended June 30, 2006 related to the VEM Convertible Promissory Notes was $27,327 and $76,297.

During the three and nine months ended June 30, 2007 the Company recorded interest expense related to the accretion of the discount on the VEM Convertible Promissory Notes of $0 and $62,119. During the three and nine months ended June 30, 2006 the Company recorded interest expense related to the accretion of the discount on the VEM Convertible Promissory Notes of $28,747 and $83,643.

In connection with the VEM Convertible Promissory Notes, the Company owes a 12.5% financing fee, to an unrelated party, on all funds raised under the terms of the VEM Convertible Promissory Notes. Accordingly, the Company paid $135,135 as compensation for raising the funds. The Company recorded the total cash compensation as deferred financing fees and began amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. On April 19, 2007, as a result of the restructuring agreements discussed in Note 13 "Restructured Notes Payable" and pursuant to FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," the Company ceased amortizing the deferred financing fees and decreased the adjusted carrying amount of the VEM Convertible Promissory Notes by the unamortized portion of the deferred financing fees as of the restructure date. As such, during the three and nine months ended June 30, 2007, the Company recognized $0 and $33,784 as interest expense related to the amortization of these deferred financing fees. During the three and nine months ended June 30, 2006, the Company recognized $16,892 and $41,408 as interest expense related to the amortization of these deferred financing fees.

2006  CONVERTIBLE  NOTES

On December 21, 2005, the Company issued convertible promissory notes (the "2006 Convertible Notes") to four investors, totaling $130,000. The 2006 Convertible Notes bear interest at 12% per annum and mature on December 21, 2007. Accrued interest is payable on the first anniversary of the 2006 Convertible Notes and at maturity. Interest expense for the three and nine months ended June 30, 2007 related to the 2006 Convertible Notes was $3,900 and $11,700. Interest expense for the three and nine months ended June 30, 2006 related to the 2006 Convertible Notes was $3,900 and $15,986. As of June 30, 2007, accrued interest on the 2006 Convertible Notes was $31,629. The Company may prepay, with a prepayment penalty equal to two months' interest, the principal amount and all accrued interest related to the 2006 Convertible Notes at any time upon sixty days prior written notice to the 2006 Convertible Note holder. The 2006 Convertible Note holders may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the 2006 Convertible Notes and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to the lesser of $1.00 or 80% of the average closing bid price per share of common stock during the ten trading days immediately prior to any such conversion.

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

The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $25,453 and $34,134 for the three and nine months ended June 30, 2007. The Company recorded interest expense related to the accretion of the discount on the 2006 Convertible Notes of $136 and $184 for the three and nine months ended June 30, 2006. As of June 30, 2007 the carrying value of the 2006 Convertible Notes was $34,818, net of unamortized debt discount of $95,182.

In connection with the 2006 Convertible Notes, the Company paid $15,792 in cash and issued two warrants to purchase a total of 14,444 shares of common stock to one of the 2006 Convertible Note holders as compensation for raising the funds. The warrants have an exercise price of $1.00 per share and expire on December 21, 2008. The warrants are fully vested upon issuance and had a combined fair value of $11,897 at issuance. The Company recorded the total cash compensation and fair value of the warrants as deferred financing fees and is amortizing, on a straight-line basis, the total incurred over the two-year life of the related debt. As such, during the three and nine months ended June 30, 2007, the Company recognized
$3,482 and $10,446 as interest expense related to the amortization of these deferred financing fees. During the three and nine months ended June 30, 2006, the Company recognized $3,482 and $7,955 as interest expense related to the amortization of these deferred financing fees. As of June 30, 2007, the unamortized balance of the deferred financing fees related to the 2006 Convertible Notes was $5,804.

FEIN/EURXCHANGE CONVERTIBLE NOTES

On February 15, 2007 the Company issued one-year convertible notes to Victor Fein and EurXchange Consulting Ltd totaling $50,000. On March 23, 2007 the Company issued a one-year convertible note to EurXchange Consulting Ltd in the amount of $20,000. Collectively, the Fein/EurXchange Convertible Notes total $70,000 and mature on February 14, 2008 and March 22, 2008, respectively (the "Maturity Date") at which time the outstanding principal and all accrued interest is due. The Fein/EurXchange Convertible Notes bear interest at a rate of 10% per annum and is payable upon maturity. Interest expense for the three and nine months ended June 30, 2007 related to the Fein/EurXchange Convertible Notes was $1,745 and $2,392. At June 30, 2007, the outstanding principal balance on the Fein/EurXchange Convertible Notes was $70,000 and accrued interest was $2,392.

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

The Company recorded interest expense related to the accretion of the discount on the Fein/EurXchange Convertible Notes of $302 and $325 for the three and nine months ended June 30, 2007. As of June 30, 2007 the carrying value of the Fein/EurXchange Convertible Notes was $325, net of unamortized debt discount of $69,675.

The following table summarizes the carrying value and unamortized discount of the Convertible Promissory Notes at June 30, 2007:

                                      CARRYING   UNAMORTIZED
                                        VALUE      DISCOUNT
                                      ---------  ------------
2006 Convertible Notes                $  34,818  $     95,182
Fein/EurXchange Convertible Notes           325        69,675
                                      ---------  ------------

  Total Convertible Promissory Notes  $  35,143  $    164,857
                                      =========  ============

NOTE  12.  STOCKHOLDER  LOANS  PAYABLE

ESI  NOTE  1

The Company has two long-term notes payable to ESI in connection with the Purchase Agreement dated July 28, 2004. The original principal amount of the first note ("ESI Note 1") was $1,826,734 and was due on December 1, 2006. Quarterly installment payments of $250,000 were payable on ESI Note 1 starting March 1, 2005. In the event of a default under ESI Note 1, the entire amount then owing will become due and payable immediately, together with all costs incurred by ESI and reasonable attorneys' fee. The following constitute events of default under the Note: (i) if the Company fails to make any payment due within 30 days after the date on which the Company receives notice of such failure, (ii) if the Company fails to observe and perform any of the covenants or agreements on its part to be observed or performed under ESI Note 1 or the Security Agreement (as described below), (iii) if the Company defaults under the terms of the Security Agreement, or (iv) if the Company take steps that evince bankruptcy or liquidation.

The Company also executed a Patent Security Agreement in favor of ESI securing the Company's obligations under the Purchase Agreement and ESI Note 1 and granting to ESI a security interest in and to the Intellectual Property (the "Security Agreement"). Under the Security Agreement, if the Company commits an act of default under ESI Note 1 or if the Company fails to pay the trailer fee within 30 days after the Company receives written notice from ESI of such failure, ESI shall have the right to take back the Intellectual Property. ESI's right to take back the Intellectual Property is evidenced by a Patent Assignment Agreement dated July 28, 2004.

The Company did not make the final $250,000 payment that was due on December 1, 2006 under the terms of the Purchase Agreement. On January 24, 2007, Mr. Redding notified the Company that ESI considers the Company in breach of the final $250,000 payment obligation under the terms of the Purchase Agreement. ESI asserts that rights to the Intellectual Property will revert to ESI as a result of the Company's breach of the terms of the Purchase Agreement. If the Company cannot cure this default and is unsuccessful in negotiating a settlement of the dispute with ESI over the final $250,000 payment, rights to the Intellectual Property acquired through the Purchase Agreement will revert to ESI. See Note 2 "Going Concern."

ESI Note 1 has no stated interest rate but interest has been imputed at 6.25%. As of January 24, 2007, the date of the ESI Complaint, the Company ceased accruing interest on the final $250,000 payment due Mr. Redding. The Company is currently in negotiations with Mr. Redding to cure this default. Interest expense for three and nine months ended June 30, 2007 was de minimus. Interest expense for three and nine months ended June 30, 2006 was $11,434 and $39,392. As of June 30, 2007, the outstanding principal balance under ESI Note 1 is $250,000, all of which is included in the Stockholder Loans Payable in the Consolidated Balance Sheet. ESI Note 1 is secured by the Intellectual Property.

ESI  NOTE  2

The original principal amount of the second note ("ESI Note 2") was $81,860 and is payable in monthly installments of $2,714. The interest rate is 16.25%. The Company was in default with regards to making the scheduled monthly payments on ESI Note 2, which was personally guaranteed by Bruce Redding, principal shareholder of ESI. During the quarter ended March 31, 2007, ESI negotiated a final settlement with the holder of ESI Note 2 and, on behalf of the Company, on February 24, 2007, paid off the then outstanding principal of $62,805 and accrued interest of $1,888 of ESI Note 2. As a result, during the quarter ended March 31, 2007, the Company recorded a downward adjustment to accrued interest in the amount of $17,110. Interest expense during the three and nine months ended June 30, 2006 related to ESI Note 2 was $10,856 and $23,666. Upon the settlement of ESI Note 2 (February 24, 2007), the Company effectively transferred the combined $64,693 principal and related accrued interest on ESI
Note 2 from Stockholder Loans Payable to Due to ESI on its Consolidated Balance Sheet.

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

On April 19, 2007, the Company entered into debt restructuring agreements with certain stockholders, including Berra, resulting in an extinguishment of the Berra Stockholder Notes. Refer to Note 13 "Restructured Notes Payable". Interest expense was recorded through the extinguishment date of the Berra Stockholder Notes. Accordingly, the Company recorded interest expense on the Berra Stockholder Notes of $6,032 and $67,024 for the three and nine months ended June 30, 2007. Interest expense for the three and nine months ended June 30, 2006 related to the Berra Stockholder Notes was $30,496 and $89,725.

WHP LOANS

During the three months ended March 31, 2007 and December 31, 2006, the law firm Wilson, Haglund and Paulsen ("WHP") loaned the Company an aggregate of $7,500 and $15,000, respectively (the "WHP Loans"). Bruce Haglund, the Company's Chairman, interim Chief Executive Officer, and interim Chief Financial officer is a principal of WHP. The WHP Loans bear interest at 10% per annum and mature on September 30, 2007. Interest expense for the three and nine months ended June 30, 2007 was $214 and $1,169 related to the WHP Loans. At June 30, 2007, the outstanding principal balance on the WHP Loans was $22,500 and accrued interest was $1,169.

EURXCHANGE  NOTE  PAYABLE

On December 14, 2006, the Company entered into a note payable with EurXchange, Consulting Ltd in the amount of $16,000 (the "EurXchange Note"). The EurXchange Note bears interest at the rate of 10% per annum and matures September 30, 2007. Interest expense for the three and nine months ended June 30, 2007 was $399 and $868. At June 30, 2007, accrued interest related to the EurXchange Note was $868.

SWEETWATER  NOTE  PAYABLE

On June 28, 2007, the Company entered into a note payable with Sweetwater Capital Corporation in the amount of $50,000 (the "Sweetwater Note"). The Sweetwater Note bears interest at the rate of 6% per annum and is re-payable upon written demand. Interest expense for the three and nine months ended June 30, 2007 was $16. At June 30, 2007, accrued interest related to the
Sweetwater  Note  was  $16.  The  Sweetwater  Note  is  unsecured.

The  following  table summarizes the Stockholder Loans Payable at June 30, 2007:

ESI Note 1                         $250,000
WHP Loans                            22,500
EurXchange Note Payable              16,000
Sweetwater Note Payable              50,000
                                   --------

  Total Stockholder Loans Payable  $338,500
                                   ========

NOTE  13.  RESTRUCTURED  NOTES  PAYABLE

On April 19, 2007, the Company entered into debt restructuring arrangements with stockholders Berra Holdings Ltd. ("Berra"), Staples Management, Inc. ("Staples"), and VEM Aktienbank AG ("VEM"), and an unrelated third party, Newport Capital Corporation ("Newport"). The following events occurred simultaneously:
     1.   Assignment  of  Debt  Agreements
          a) VEM sold 100% of their VEM Convertible Promissory Notes with a cumulative face value of $1,081,080 to Berra.
          b)   Berra sold  $810,810  of  the  VEM  Convertible  Promissory Notes with  a  cumulative  face  value  of  $1,081,080  to  Newport.
          c)   Berra sold  $1,146,732  of  their  Berra  Stockholder  Notes with a  cumulative  face  value  of  $1,528,976  to  Newport.
          d) Staples sold $250,000 of their Staples Convertible Note 1 and Staples Convertible Notes 2 with a cumulative face value of $750,000 to Newport.
          e) Accrued interest on the VEM Convertible Promissory Notes, Berra Stockholder Notes, Staples Convertible Note 1 and Staples Convertible Note 2 as of April 19, 2007, the date of the restructuring, was forgiven by the respective stockholders.

     2.   Debt  Private  Placement
          The Company's Board of Directors approved a $0.07 Share for Debt Private Placement ("the Debt Private Placement") in which the Company issued of an aggregate of 13,011,569 shares of the Company's common stock at a deemed issuance price of $0.07 per share. Pursuant to the Debt Private Placement, the Company issued 11,582,998 shares of common stock to Newport and 1,428,571 shares of common stock to Berra in settlement of $810,810 and $100,000, respectively, of the Company's indebtedness.

     3. Issuance of Residual Restructured Notes Payable The Company entered into promissory notes payable for the residual payable balances due Newport, Staples and Berra ("Restructured Notes Payable"). The Restructured Notes Payable bear interest at 6% per annum and mature four years from issuance, on April 19, 2011.

          The following is a summary of the Restructured Notes Payable at April 19, 2007:

                                                 ADJUSTMENT       NET
                                       FACE       TO  FACE      CARRYING
                                      VALUE        VALUE         VALUE
Berra                               $  552,514  $   104,559   $  447,955
Staples                                500,000      (58,534)     558,534
Newport Note 1                       1,146,732      229,541      917,191
Newport Note 2                         250,000      (29,267)     279,267
                                    ----------  ------------  ----------

  Total Restructured Notes Payable  $2,449,246  $   246,299   $2,202,947
                                    ==========  ============  ==========

In consideration of the debt restructuring, certain stockholders forgave a cumulative of $433,587 of accrued interest due them as of the date of the restructuring. In addition, the maturity date for the Restructured Notes Payable was extended beyond the original maturity dates of the Berra Stockholder Notes, Staples Convertible Note 1, and Staples Convertible Note 2 and the interest rate was reduced to 6% per annum. Due to the Company experiencing financial difficulties and granting concessions in restructuring the debt, the Company accounted for the aforementioned transactions as a troubled debt restructuring, pursuant to EITF No. 02-4 "Determining Whether a Debtor's Modification or
Exchange of Debt Instruments Is within the Scope of FASB Statement No. 15" and FASB Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

As a result of the Debt Private Placement discussed in paragraph 2 above, during the quarter ended June 30, 2007, the Company issued 11,582,998 shares of common stock in settlement of $810,810 of Convertible Promissory Notes. The fair market value of the common stock at April 19, 2007, the date of settlement, exceeded the carrying value of the Convertible Promissory Notes by $312,736. Accordingly, the Company recorded a loss on extinguishment of Convertible Promissory Notes of $312,736.

The Company issued 1,428,571 shares of common stock in settlement of $100,000 of Stockholder Notes Payable. The fair market value of the common stock at April 19, 2007, the date of settlement, exceeded the carrying value of the Stockholder Notes Payable by $29,139. Accordingly, the Company recorded a loss on extinguishment of Stockholder Notes Payable of $29,139.

The total future cash payments of the Restructured Notes Payable discussed in paragraph 3 above exceed the remaining carrying amount of the Restructured Notes Payable, resulting in an effective interest rate of 9.11%. As a result an additional $246,299 of interest expense will be recognized in the Consolidated Statements of Operations over the four year term of the Restructured Notes Payable. The Company recorded the additional $246,299 of interest expense as a reduction to the face amount of the Restructured Notes Payable and will accrete this amount, using the effective interest method, over the remaining four year life of the Restructured Notes Payable. Effective interest expense for the three months ended June 30, 2007 was $50,181. At June 30, 2007, accrued interest related to the Restructured Notes Payable was $36,739 and the net carrying value was $2,216,389.

NOTE  14.  RELATED  PARTIES

The Company's interim Chief Executive Officer and Chairman of the Board of Directors (the "Interim CEO") provides legal services to the Company. During the three months ended June 30, 2007, services provided by the Interim CEO's law firm totaled $30,300. As of June 30, 2007, the Company owed the law firm $284,000, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheet. In addition, since November 2006, this same law firm has made loans to the Company totaling $22,500. The loans bear interest at 10% per annum and mature on September 30, 2007. See Note 12 "Stockholder Loans Payable - WHP Loans."

On June 28, 2007, the Company entered into a note payable with Sweetwater Capital Corporation in the principal amount of $50,000 (the "Sweetwater Note"). Grant Atkins is an officer of Sweetwater and is also on Dermisonic's Board of Directors. The Sweetwater Note bears interest at the rate of 6% per annum and is re-payable upon written demand. The Sweetwater Note is unsecured. See Note
12  "Stockholder  Loans  Payable  -  Sweetwater  Note  Payable."

As of June 30, 2007, the Company has various loans outstanding with Ms. Zennie Morris (the "Morris Notes"), the former president of the Company totaling, $59,500. Pursuant to their terms, the Morris Notes do not bear interest and the Company is currently in default with respect to their repayment. See Note 7 "Short-Term Notes Payable to Stockholder."

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

On September 7, 2005, as a result of the Company's default under the initial terms of Mr. Redding's employment agreement, the Company entered into a letter agreement amending the terms of his initial employment agreement. Mr. Redding agreed to accept 152,135 shares of common stock in forgiveness of unpaid compensation earned and due to him through December 31, 2005. Of the total 152,135 shares of common stock, 109,010 shares of common stock were issued to settle $94,792 of unpaid compensation due to Mr. Redding as of September 30, 2005. The 109,010 shares of common stock had a fair market value of $98,109 on September 30, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $3,317 during the quarter ended September 30, 2005. The remaining 43,125 shares of common stock were issued to settle $37,500 of unpaid compensation due to Mr. Redding for his salary earned during the quarter ended December 31, 2005. The 43,125 shares of common stock had a fair market value of $38,813 on December 31, 2005, the date of issuance. Accordingly, the Company recorded a loss on debt settlement of $1,313 during the quarter ended December 31, 2005. As of June 30, 2007, the Company owed Mr. Redding $130,417 in unpaid compensation and $82,116 for reimbursement of expenses incurred by Mr. Redding in the development of the transdermal technology, both of which are included in accounts payable and accrued expenses on the Consolidated Balance Sheet at June 30, 2007.

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

ESI was providing research and development services to the Company on a month-to-month basis. Due to disputes the Company is having with ESI, ESI did not provide any such services during the three months ended June 30, 2007. As of June 30, 2007, the Company owed ESI $455,899. Mr. Redding is ESI's president and largest stockholder, and ESI is the Company's largest stockholder.

NOTE  15.  COMMON  STOCK  AND  WARRANTS

WARRANTS

On  October  5,  2005,  the  Company  issued  Trilogy  Capital  Partners,  Inc.
("Trilogy") a warrant to purchase 2,616,806 shares of common stock at an exercise price of $0.72 per share, exercisable through September 30, 2008 as partial consideration pursuant to a consulting agreement under which Trilogy agreed to provide marketing, financial, investor public relations, and related matters. The warrant was fully vested at issuance and had a fair market value of $1,236,454 at issuance. The Company amortizes, on a straight-line basis, the fair value of this warrant over the one-year consulting agreement as consulting expense, beginning in October 2005. As such, during the three and nine months ended June 30, 2006, the Company recognized consulting expense of $309,114 and $92,342 related to the issuance of this warrant. The fair value of the warrant was fully amortized as of September 30, 2006.

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

On December 7, 2005, the Company entered into a one-year consulting agreement with Robert Trainor to provide marketing, consulting, and strategic planning advice in connection with the development, maintenance and growth of a market in the European Union for the U-Strip. As compensation, the Company issued 275,000 shares of common stock, which had a fair market value on the date of grant of $236,500. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2007, the Company recognized consulting expense of none and $39,417 related to the issuance of these shares of common stock. During the three and nine months ended June 30, 2006, the Company recognized consulting expense of $59,125 and $137,958 related to the issuance of these shares of common stock. The fair value of the common stock was fully amortized as of December 31, 2006.

On March 14, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and consult with the Company concerning the capitalization of the Company and helping with private financings. As compensation, the Company issued 300,000 shares of common stock, which had a fair market value on the date of grant of $171,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2007, the Company recognized none and $71,250 as consulting expense. During the three and nine months ended June 30, 2006, the Company recognized $42,750 and $57,000 as consulting expense. The fair value of the common stock was fully amortized as of March 31, 2007.

On March 15, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice and help with marketing and strategic planning in connection with the development, maintenance and growth of a market in the U.S. for the U-Strip and ancillary products. As compensation, the Company issued 325,000 shares of common stock, which had a fair market value on the date of grant of $172,250. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2007, the Company recognized none and $71,771 as consulting expense. During the three and nine months ended June 30, 2006, the Company recognized $43,063 and $57,417 as consulting expense. The fair value of the common stock was fully amortized as of March 31, 2007.

On March 16, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide financial and investor public relations. As compensation, the Company issued 400,000 shares of common stock, which had a fair market value on the date of grant of $212,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2007, the Company recognized none and $88,333 as consulting expense. During the three and nine months ended June 30, 2006, the Company recognized $53,000 and $70,667 as consulting expense. The fair value of the common stock was fully amortized as of March 31, 2007.

On April 5, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide financial and investor public relations and related matters in the Federal Republic of Germany. As compensation, the Company issued 300,000 shares of common stock, which have a fair market value on the date of grant of $201,000. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2007, the Company recognized none and $100,500 as consulting expense. During the three and nine months ended June 30, 2006, the Company recognized $50,250 as consulting expense. The fair value of the common stock was fully amortized as of March 31, 2007.

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

On May 15, 2006, the Company entered into a one-year consulting agreement whereby the consultant will provide advice to, undertake for and consult with the Company concerning the capitalization of the Company and shall be specifically responsible for assisting in the negotiation and completion of private financings for the Company. As compensation, the Company issued 160,000 shares of common stock, which have a fair market value on the date of grant of $46,400. The Company amortizes, on a straight-line basis, over the one-year term of the consulting agreement the fair value of the common stock. As such, during the three and nine months ended June 30, 2007, the Company recognized
$7,733  and  $30,933  as
consulting expense. During the three and nine months ended June 30, 2006, the Company recognized $3,867 as consulting expense. The fair value of the common stock was fully amortized as of June 30, 2007.

During the quarter ended September 30, 2006, the Company entered into a settlement agreement whereby, the Company issued 200,000 shares of common stock to an unrelated party in consideration of any intellectual property claims that the unrelated party may have against the Company. Additionally, the Company will pay the unrelated party $30,000 in cash of which $15,000 is payable by September 30, 2006 and the remaining $15,000 by December 31, 2006. Since the issuance of the 200,000 shares of common stock and $30,000 cash payment relate to intellectual property claims that arose from the intellectual property purchased from ESI in July 2004, the Company recorded an accrual at June 30, 2006 for the $30,000 as well as recognized the estimated value of the 200,000 shares of common stock. Accordingly, included in professional fees and research and development consulting in the Consolidated Statements of Operations for the three months ended June 30, 2006 is $64,000.

On April 19, 2007, the Company entered into a $0.07 Share for Debt Private Placement ("Debt Private Placement") in which the Company issued of an aggregate of 13,011,569 shares of the Company's common stock at a deemed issuance price of $0.07 per share. Pursuant to the Debt Private Placement, the Company issued
11,582,998 shares of common stock to Newport and 1,428,571 shares of common stock to Berra in settlement of $810,810 and $100,000, respectively, of the Company's indebtedness. See Note 13 "Restructured Notes Payable."

COMMON STOCK AND WARRANTS

On February 1, 2006, the Company approved the offering (the "2006 Offering") of 5,200,000 units (the "Units") for a total offering price of $1,300,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.25. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.25. The warrants are exercisable at any time prior to the second anniversary from the date of grant. During the nine months ended June 30, 2006, the Company raised $711,000 and issued 2,844,000 shares of common stock and warrants to purchase up to 2,844,000 shares of stock in accordance with the terms of the 2006 Offering.

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

On October 3, 2006, the Company issued a $250,000 convertible promissory note to Staples Management, Inc. (the "Staples Convertible Note 2"). The Staples Convertible Note 2 bears interest at 10% per annum and matures on September 30, 2007. The Staples Convertible Note 2 holder may convert on the maturity date or any prepayment date all or any portion of the outstanding principal balance of the Staples Convertible Note 2 and all or any portion of the accrued interest into shares of the Company's common stock at a conversion price equal to 75% of the average closing price per share during the 10 trading days immediately prior to the conversion date. On April 19, 2007, the Company entered into debt restructuring agreements with certain stockholders, including Staples, resulting in an extinguishment of the Staples Convertible Note 2. Refer to Note 13 "Restructured Notes Payable".

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

NOTE  16.  SUBSEQUENT  EVENTS

None.

ITEM  2.  MANAGEMENT'S  DISCUSSION  OR  PLAN  OF  OPERATION.

WE MAY LOSE THE RIGHTS TO OUR CRITICAL PATENTS.

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

Commencing on December 28, 2006, the Company commenced negotiations with ESI regarding the extension of the 30-day cure period provided for in the Purchase Agreement.

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

The Company believes that the January 2007 Tender was a bona fide attempt to cure the default of the final $250,000.

On April 3, 2007, ESI and Bruce K. Redding, Jr. filed a complaint against the Company in the United States District Court in the District of Nevada (the "ESI Complaint"). The ESI Complaint includes causes of action brought by ESI against the Company for:

     (i) declaratory judgment concerning the ownership to rights in and to the Intellectual Property which ESI asserts have reverted back to ESI;

     (ii) declaratory judgment concerning the ownership rights in certain patents, patent applications, and other intellectual property pursuant to an employment agreement with Mr. Redding (the "Redding Technology") relating to a device for the application of cosmetics and skin care sometimes referred to as the "U-Wand Technology," which Mr. Redding asserts have been forfeited by the Company as a result of the breach of the employment agreement between Mr. Redding and the Company;

     (iii) payment of more than $680,000 in fees and expenses advanced by ESI for research and development ESI performed for the Company on the Intellectual Property and the Redding Technology during the period from August 2004 to December 31, 2006; and

     (iv) payment of $430,000 to Mr. Redding pursuant to agreements with Mr. Redding in connection with his employment by the Company.

If the Company does not succeed in negotiating a settlement or in litigation, it will have no rights in the Intellectual Property and will be forced to abandon its current business plan. ESI has granted an open extension to the Company to answer the ESI Complaint while negotiations for a settlement of the dispute continue.

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

As discussed above, the ownership of the Intellectual Property is in dispute. ESI has claimed ownership rights to the Intellectual Property since January 2007, and since that time we nave not been actively pursuing our prior plan of operation as disclosed in the 2006 Annual Report. Our efforts have been focused on achieving a settlement of the dispute over the ownership of the Intellectual Property with ESI.

If we are successful in our efforts to achieve a settlement with ESI, we will have to develop a new plan of operation. While that plan of operation is anticipated to follow the general direction of the plan of operation disclosed in the 2006 Annual Report, as of the date of this Report we do not know how much capital will be required in the next 12 months if we are successful in settling the dispute with ESI, but in such event we anticipate that the Company will be required to raise substantial additional capital to continue the research and development related to the Intellectual Property, which we would attempt to raise through a private placement offering of our securities.

If we are not successful in our efforts to achieve a settlement with ESI and we lose the rights to the Intellectual Property, the Company will be forced to develop a new plan of operation unrelated to the Intellectual Property. As of the date of this Report, we have no plans to develop a new plan of operation unrelated to the Intellectual Property; we are instead focused on achieving a settlement with ESI, maintaining essential corporate operations, and restructuring existing indebtedness.

On April 19, 2007, we entered into debt restructuring arrangements with three of our note holders, Berra Holdings Ltd. ("Berra"), Staples Management, Inc. ("Staples"), and VEM Aktienbank AG ("VEM"), and an unrelated third party, Newport Capital Corp. ("Newport"). This restructuring included (i) the sale by VEM of their VEM Convertible Promissory Notes with a cumulative face value of $1,081,080 to Berra, (ii) the sale by Berra of $810,810 of the VEM Convertible Promissory Notes to Newport, (iii) the sale by Berra of $1,146,732 of their Berra Stockholder Notes with a cumulative face value of $1,528,976 to Newport,
(iv) the sale by Staples of $250,000 of their Staples Convertible Note 1 and Staples Convertible Note 2 (which notes had a cumulative face value of $750,000) to Newport, and (v) the forgiveness of accrued interest as of April 19, 2007 on the transferred indebtedness.

The Company's Board of Directors approved a $0.07 Share for Debt Private Placement (the "Debt Private Placement") in which the Company issued of an aggregate of 13,011,569 shares of the Company's common stock at a deemed issuance price of $0.07 per share. Pursuant to the Debt Private Placement, the Company issued 11,582,998 shares of common stock to Newport and 1,428,571 shares of common stock to Berra in settlement of $810,810 and $100,000, respectively, of the Company's indebtedness.

The Company then entered into new promissory notes payable for the residual payable balances due Newport, Staples and Berra (the "Restructured Notes Payable"). The Restructured Notes Payable bear interest at 6% per annum and mature four years from issuance, on April 19, 2011.

On June 28, 2007, we issued a $50,000 promissory note to Sweetwater Capital Corporation (the "Sweetwater Note") to fund immediate working capital requirements for the Company's general and administrative expenses. The Sweetwater Note bears interest at the rate of 6% per annum and is repayable upon written demand.

To meet our ongoing working capital requirements at the current level of minimal corporate operations and to continue our negotiations with ESI, we anticipate that we will require an additional $600,000 over the next 12 months, which capital we anticipate raising through the private placement of our securities. During this period of minimal corporate operations and negotiations with ESI, we do not expect to hire any full-time employees in the next 12 months. Also, we will be required to reach further accommodations with other debt holders to either convert their debt to equity or extend the terms of their notes, and reach accommodations with our vendors to convert our accounts payable to equity or extend the terms of such accounts payable.

Because of our current financial condition, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

IF WE ARE SUCCESSFUL IN OUR EFFORTS TO RETAIN OWNERSHIP OF THE INTELLECTUAL PROPERTY, WE WILL REQUIRE SIGNIFICANT FINANCING TO FUND OUR OPERATIONS,
INCLUDING REPAYING AMOUNTS BORROWED TO FINANCE OUR OPERATIONS, COMPLETING THE DEVELOPMENT OF COMMERCIAL PRODUCTS BASED UPON OUR TECHNOLOGY, SEEKING FDA APPROVAL FOR OUR DEVICE AND OTHERWISE IMPLEMENTING OUR BUSINESS PLAN, AND WITHOUT SUCH FINANCING WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

We do not currently have sufficient financial resources to fund our operations. We will require significant capital to fund our future operations associated with the research and development related to the Intellectual Property. To date, we have not generated any revenues from operations. The success of our business, assuming we are successful in our negotiations with ESI, depends on our ability to develop products based on the drug delivery technology embodied in the Intellectual Property, subject such products to potentially rigorous, costly and time-consuming clinical testing, and obtain regulatory approval for and manufacture those products. We will require significant additional capital to:

     -    satisfy  our  payment  obligations  under  the  Purchase  Agreement;
     -    hire  and  retain  technical  and  other  staff;
     - complete the development of products that incorporate the drug delivery technology;
     - undertake the clinical trials required to submit the drug delivery device to the FDA for clearance (or approval, if the FDA does not accept our proposition that our device is subject to 510(k) clearance);
     - obtain office and laboratory space necessary to accomplish our business plans;
     -    commercialize  our  technology;  and
     - otherwise fully implement our business, operating, and development plans.

If we are unable to secure funding and cure the defaults on our financial obligations under the Purchase Agreement, we may have to relinquish the Intellectual Property to ESI.

The exact amount of our current and future capital requirements will depend on numerous factors, some of which are not within our control, including the progress of our research and development efforts, the costs of testing and manufacturing products, and changes in governmental regulation. We expect to finance a portion of our product development through collaborations with pharmaceutical companies. We cannot guarantee that such collaborations will be successful. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations, in which case you could lose the entire amount of your investment in the Company.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities
Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our interim Chief Executive Officer and interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and functioning properly and effectively to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Quarterly Report on Form 10-QSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

On February 1, 2006 Sontra Medical Corporation ("Sontra") announced that it had sent a notice to the Company stating Sontra's belief that, upon commercialization, that the Company's U-Strip ultrasonic transdermal delivery system for insulin and other drugs will infringe one or more of Sontra's patents. We have engaged in discussions with Sontra's management over their infringement claim, but our management believes the Company's technology does not infringe upon Sontra's patents, and neither party has taken any legal action in this matter.

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

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On April 19, 2007. the Company entered into a $0.07 Share for Debt Private Placement ("Debt Private Placement") in which the Company issued of an aggregate of 13,011,569 shares of the Company's common stock at a deemed issuance price of $0.07 per share. Pursuant to the Debt Private Placement, the Company issued
11,582,998 shares of common stock to Newport and 1,428,571 shares of common stock to Berra in settlement of $810,810 and $100,000, respectively, of the Company's indebtedness. The issuance of these shares of common stock is excluded from the registration requirements of the Securities Act of 1933, pursuant to Regulation S promulgated thereunder, based on representations and warranties made by each of the stockholders in its respective Debt Private Placement Agreement.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

ITEM  5.  OTHER  INFORMATION.

     None.

ITEM  6.  EXHIBITS.


Exhibit Number  Description                                                           Location Reference
--------------  --------------------------------------------------------------------  ------------------
3.1             Articles of Incorporation.                                                    1

3.2             Articles of Incorporation, as amended.                                        1


3.3             First Amended and Restated Bylaws.                                            1

4.1             Form of Subscription Agreement.                                               1

10.1            Promissory Note payable to Ms. Zennie Morris
                issued by Second Stage Ventures, Inc. issued
                October 24, 2000.                                                             1

10.2            Promissory Note payable to Lindlay Equity Fund
                issued by Second Stage Ventures, Inc. on September 15, 2000.                  1

10.3            Promissory Note payable to Second Stage Ventures, Inc.
                issued by EasyTrivia.com, Inc. on September 25, 2000.                         1

10.4            Share Purchase Agreement dated October 5, 2000 by and
                among Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                            1

10.5            Financing Agreement dated October 5, 2000 by and among
                Second Stage Ventures, Inc., EasyTrivia.com, Inc.,
                Brad W. Rudover and Brent Snejdar.                                            1

10.6            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc., and Brent Snejdar.                              1

10.7            Consulting Agreement dated October 5, 2000 by and
                between EasyTrivia.com, Inc. and Brad W. Rudover.                             1

10.8            Assignment and Release Agreement dated October 27,
                2000 by and between Brad W. Rudover and Brent Snejdar.                        1

10.9            Website development contract between EasyTrivia.com, Inc.
                and Niche Enterprises dated July 24, 2000.                                    1

10.10           Promissory Note payable to Ms. Zennie Morris issued by
                Second Stage Ventures, Inc. dated January 12, 2001.                           1

10.11           Modification Agreement dated January 19, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                    1

10.12           Modification Agreement dated February 6, 2001 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                    1

10.13           Penny Web Inc. Terms and Conditions.                                          1

10.14           Click Agents Corp. Banner Placement Rules.                                    1

10.15           Lindlay Equity Fund Letter of March 7, 2001.                                  2

10.16           Memorandum of Engagement by and between
                EasyTrivia.com, Inc. and Sage Internet Solutions Ltd.
                dated July 2, 2001.                                                           2


10.17           Modification Agreement dated September 30, 2001 by
                and between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                    2

10.18           Modification Agreement dated June 30, 2002 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                    3

10.19           Agreement with AdDynamix dated October 29, 2002.                              3

10.20           Modification Agreement dated June 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc., and
                Second Stage Ventures Inc.                                                    4

10.21           Modification Agreement dated September 30, 2003 by and
                between Brad W. Rudover, EasyTrivia.com, Inc. and
                Second Stage Ventures Inc.                                                    5

10.22           Promissory Note dated October 20, 2003 in favor of
                Zennie Morris.                                                                5

10.23           Letter of Intent dated January 5, 2004, as amended,
                January 29, 2004.                                                             6

10.24           Promissory Note dated March 1, 2004 in favor of
                Ms. Zennie Morris.                                                            7

10.25           Promissory Note dated May 14, 2004 in favor of
                Ms. Zennie Morris.                                                            8

10.26           Asset Purchase Agreement dated June 9, 2004 by and
                among Second Stage Ventures, Inc., Encapsulation Systems,
                Inc. and Echo RX, Inc.                                                        8

10.27           Promissory Note in the principal amount of $500,000 dated
                June 30, 2004 made by Second Stage Ventures, Inc. in favor
                of Gary Scott.                                                                8

10.28           Amendment to Asset Purchase Agreement dated July 28,
                2004 by and among Second Stage Ventures, Inc.,
                Encapsulation Systems, Inc. and Echo RX, Inc.                                 8

10.29           Promissory Note dated July 28, 2004 made by Second Stage
                Ventures in favor of Encapsulation Systems, Inc.                              8

10.30           Patent Security Agreement dated July 28, 2004 made
                by Second Stage Ventures, Inc. in favor of
                Encapsulation Systems, Inc.                                                   8

10.31           Employment Agreement date July 28, 2004 between Second
                Stage Ventures, Inc. and Bruce K. Redding, Jr.                                8

10.32           Amendment dated July 28, 2004, to Promissory Note dated
                June 30, 2004 in the principal amount of $500,000 executed
                in favor of Gary Scott.                                                       9


10.33           Asset Purchase Agreement dated July 23, 2004 between
                Valcor Resources, Inc., a wholly owned subsidiary of the
                registrant, and Valcor S.A. Nicaragua.                                        9

10.34           Share Purchase Agreement dated July 28, 2004 between
                Second Stage Ventures, Inc. and Brad Rudover.                                 9

10.35           Agreement between Dermisonics, Inc. and Integrated
                Inventions (Canada) Inc. dated October 18, 2004.                              10

                Warrant Agreement issued by Dermisonics, Inc. in favor
10.36           of Integrated Inventions (Canada) Inc. dated October 18, 2004.                10

10.37           Agreement between Dermisonics, Inc. and BX Inc. dated
                October 18, 2004.                                                             10

10.38           Registration Rights Agreement between Dermisonics, Inc.
                and BX Inc. dated October 18, 2004.                                           10

10.39           Warrant Agreement issued by Dermisonics, Inc. in favor of
                BX Inc. dated October 18, 2004.                                               10

10.40           Agreement between Dermisonics, Inc. and Ananda Capital
                Partners, Inc. dated October 18, 2004.                                        10

10.41           Registration Rights Agreement between Dermisonics, Inc.
                and Ananda Capital Partners, Inc. dated October 18, 2004.                     10

10.42           Agreement between Dermisonics, Inc. and DD Investment
                dated October 18, 2004.                                                       10

10.43           Agreement between Dermisonics, Inc. and Current Capital
                Corp. dated October 18, 2004.                                                 10

10.44           Warrant Agreement issued by Dermisonics, Inc. in favor of
                Current Capital Corp. dated October 18, 2004.                                 10

10.45           Registration Rights Agreement between Dermisonics, Inc.
                and Current Capital Corp. dated October 18, 2004.                             10

10.46           Extension Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                            11

10.47           Consulting Agreement between Dermisonics, Inc. and
                Gary Scott dated December 3, 2004.                                            11

10.48           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Gary Scott dated December 3, 2004.                                         11

10.49           Registration Rights Agreement between Dermisonics, Inc.
                and Gary Scott dated December 3, 2004.                                        11

10.50           Consulting Agreement between Dermisonics, Inc. and
                Adil Saleh dated December 3, 2004.                                            11

10.51           Warrant Agreement issued by Dermisonics, Inc. in favor
                of Adil Saleh dated December 3, 2004.                                         11


10.52           Registration Rights Agreement between Dermisonics, Inc.
                and Adil Saleh dated December 3, 2004.                                        11

10.53           Agreement for placement of promissory notes between
                Dermisonics, Inc. and VEM Aktienbank AG dated
                July 1, 2005.                                                                 12

10.54           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                            14

10.55           Promissory Note dated August 29, 2005 in favor of
                VEM Aktienbank AG.                                                            14

10.56           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                            14

10.57           Promissory Note dated December 8, 2005 in favor of
                VEM Aktienbank AG.                                                            14

10.58           Promissory Note dated December 21, 2005 in favor of
                James Ladner.                                                                 14

10.59           Promissory Note dated December 21, 2005 in favor of
                Marguertie Ladner.                                                            14

10.60           Promissory Note dated December 21, 2005 in favor of
                Parmino Finance, Ltd.                                                         14

10.61           Promissory Note dated December 21, 2005 in favor of
                John Vargheses.                                                               14

10.62           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                                 14

10.63           Warrant Agreement dated December 21, 2005 in favor of
                Marguerite Ladner.                                                            14

10.64           Warrant Agreement dated December 21, 2005 in favor of
                Parmino Finance Ltd.                                                          14

10.65           Warrant Agreement dated December 21, 2005 in favor of
                John Varghese                                                                 14

10.66           Warrant Agreement dated December 21, 2005 in favor of
                James Ladner.                                                                 14

10.67           Warrant Agreement dated October 4, 2005 in favor of
                Trilogy Capital Partners, Ltd.                                                13

10.68           Warrant Agreement dated February 2, 2005 in favor of
                Intergrated Inventions (Canada) Inc.                                          14

10.69           Letter Agreement dated September 7, 2005 between
                Derminsonics, Inc. and Bruce K. Redding Jr. regarding
                Redding Employment Agreement.                                                 14


10.70           Consulting Agreement between Robert Trainor and
                Dermisonics, Inc. dated December 7, 2005.                                     14

10.71           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Victor Fein.                                                      14

10.72           8% Convertible Debenture dated November 17, 2004 issued
                in favor of Alan Fein.                                                        14

10.73           8% Convertible Debenture dated December 13, 2004 issued
                in favor of Hyman Fein.                                                       14

10.74           8% Convertible Debenture dated December 22, 2004 issued
                in favor of Shalom Maidenbaum.                                                14

10.75           8% Convertible Debenture dated November 4, 2004 issued
                in favor of Osborn Partners Internation, Ltd.                                 14

10.76           Warrant Agreement dated January 17, 2005 in favor of
                Georg Hochwimmer.                                                             14

10.77           Letter Agreement dated September 27, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                                 14

10.78           Letter Agreement dated November 3, 2005 between
                Derminsonics, Inc. and The van de Kamp Group.                                 14

10.79           Agreement and Mutual Release with Gary M. Scott and
                Dermisonics, Inc. dated September 22, 2005.                                   14

10.80           Form of Promissory Notes with Berra Holdings Ltd.                             15

10.81           Consulting Agreement between Avalon International Group
                and Dermisonics, Inc. dated November 21, 2005.                                17

10.82           Consulting Agreement between Alan Fein and Dermisonics, Inc.
                dated March 14, 2006.                                                         17

10.83           Consulting Agreement between Michael Stock and Dermisonics,
                Inc. dated March 15, 2006.                                                    17
10.84           Consulting Agreement between International Market Trend, Inc.
                and Dermisonics, Inc. dated March 16, 2006.                                   17

10.85           Consulting Agreement EurXchange Consulting Ltd. and
                Dermisonics, Inc. dated April 5, 2006.                                        17

10.86           Consulting Agreement between Aaron Lasry and Dermisonics,
                Inc. dated May 15, 2006.                                                      17

10.87           Form of $.25 Warrant for 2006 Private Placement Offering of
                Shares at $.25 per share.                                                     17

10.88           Form of Settlement Agreement dated August __, 2006 among
                Sandra McElligott, Dermisonics, Inc. and Encapsulation Systems, Inc.          17


10.89           Promissory Note dated July 14, 2006 in favor of Staples
                Management Inc.                                                               16

10.90           Warrant Agreement dated July 14, 2006 in favor of Staples
                Management Inc.                                                               16

10.91           10% Promissory Note issued in favor of EurXchange Consulting
                Limited dated December 14, 2006.                                              18

                10% Promissory Note issued in favor of Gibson, Haglund & Paulsen
10.92           dated March 20, 2007.                                                         18

10.93           10% Convertible Note dated February 15, 2007 issued
                in favor of Victor Fein.                                                      19

10.94           Warrant Agreement dated February 15, 2007 in favor of Victor Fein.            19

10.95           10% Convertible Note dated February 15, 2007 issued
                in favor of EurXchange Consulting Ltd.                                        19

10.96           Warrant Agreement dated February 15, 2007
                in favor of EurXchange Consulting Ltd.                                        19

10.97           10% Convertible Note dated March 23, 2007 issued
                in favor of EurXchange Consulting Ltd.                                        19

10.98           Warrant Agreement dated March 23, 2007
                in favor of EurXchange Consulting Ltd.                                        19

10.99           6% Promissory Note issued in favor of Berra Holdings Ltd.
                dated April 19, 2007.                                                         20

10.100          6% Promissory Note issued in favor of Staples Management, Inc.
                dated April 19, 2007.                                                         20

10.101          6% Promissory Note issued in favor of Newport Capital Corp.
                dated April 19, 2007 in the amount of $1,146,732.                             20

10.102          6% Promissory Note issued in favor of Newport Capital Corp.
                dated April 19, 2007 in the amount of $250,000.                               20

10.103          6% Promissory Note issued in favor of Sweetwater Capital
                dated June 28, 2007.                                                          20

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

-----------------------
(1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on March 12, 2001 as amended May 10, 2001.

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

(19) Previously filed as an exhibit to the registrant's Form 10-Q for the period ending March 31, 2007.

(20) Filed  herein.

                                   SIGNATURES


     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  20,  2007               By:  /s/  Bruce  H.  Haglund
                                           -------------------------
                                                  Bruce H. Haglund
                                                  Chairman, Acting Chief
                                                  Executive Officer and Acting
                                                  Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

-------------------------------------------------------------------------------------------
Person                                      Capacity                             Date
--------------------  ----------------------------------------------------  ---------------

/s/ Bruce H. Haglund  Chairman, Acting Principal Executive Officer, Acting  August 20, 2007
--------------------  Principal Financial Officer and Acting Principal
Bruce H. Haglund      Accounting Officer

--------------------  ----------------------------------------------------  ---------------
/s/ Grant R. Atkins   Director                                              August 20, 2007
--------------------
Grant R. Atkins

-------------------------------------------------------------------------------------------


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

10.80           Form of Promissory Notes with Berra Holdings Ltd.

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

10.95 10% Convertible Note dated February 15, 2007 issued in favor of EurXchange Consulting Ltd.

10.96 Warrant Agreement dated February 15, 2007 in favor of EurXchange Consulting Ltd.

10.97 10% Convertible Note dated March 23, 2007 issued in favor of EurXchange Consulting Ltd.

10.98           Warrant Agreement dated March 23, 2007
                in favor of EurXchange Consulting Ltd.

10.99           6% Promissory Note issued in favor of Berra Holdings Ltd.
                dated April 19, 2007.

10.100          6% Promissory Note issued in favor of Staples Management, Inc.
                dated April 19, 2007.

10.101          6% Promissory Note issued in favor of Newport Capital Corp.
                dated April 19, 2007 in the amount of $1,146,732.

10.102          6% Promissory Note issued in favor of Newport Capital Corp.
                dated April 19, 2007 in the amount of $250,000.

10.103 6% Promissory Note issued in favor of Sweetwater Capital dated June 28, 2007.

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